Form 10QSB
period 2006-05-31
CRUISESTOCK INC.
filed 2006-07-28
CIK 1367001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended May 31, 2006.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 333-135233

CRUISESTOCK, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0700927
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5313-B FM West #224, Houston, Texas	77069
(Address of principal executive offices)	(Zip Code)

(281) 350-1173

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☒	No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 27, 2006: 24,000,000 shares of common stock.

CRUISESTOCK, INC.

FINANCIAL STATEMENTS

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition

Item 3.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

CRUISESTOCK, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

May 31, 2006

(Unaudited)

ASSETS

Assets
Cash	$46,617
Fixed Assets, net of $517 accumulated depreciation	2,467

TOTAL ASSETS	49,084

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities	$-

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-
Class A common stock, $.01 par value, 100,000,000 shares authorized, 24,000,000 shares issued and outstanding	24,000

Additional paid in capital	56,000
Deficit accumulated during the development stage	(30,916)
Total Stockholders’ Equity	49,084

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,084

See accompanying summary of accounting policies

and notes to financial statements.

CRUISESTOCK, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF EXPENSES

For the Three Months Ended May 31, 2006 and the
Period from September 27, 2005 (Inception) Through May 31, 2006

(Unaudited)

	Three months	Inception
	Ended May 31	to May 31,
	2006	2006

Revenue	$3,028	$4,258

General and administrative expense	8,410	34,657
Depreciation expense	249	517

Net loss	$(5,631)	$(30,916)

Net loss per share:
Basic and diluted	$(.00)	$(.00)

Weighted average shares outstanding	23,586,957

See accompanying summary of accounting policies

and notes to financial statements.

CRUISESTOCK, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

Period from September 27, 2005 (Inception) through May 31, 2006

(Unaudited)

	Class A common stock		Additional	Deficit accumulated during the development
	Shares	Amount	paid in capital	stage	Total
Issuance of class A common • stock to employee in October, 2005 for $.001 per share for franchise agreement and organizational services	10,000,000	$10,000	10,000		$20,000
• Employee in October 2005 at $.001 per share for cash	10,000,000	10,000	10,000		20,000
• Investors from October 2005 to May 2006 at $.001 per share for cash	4,000,000	4,000	36,000		40,000
Net loss				$(30,916)	(30,916)
Balance, May 31, 2006	24,000,000	$24,000	$56,000	$(30,916)	$49,084

See accompanying summary of accounting policies

and notes to financial statements.

CRUISESTOCK, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

For the Three Months Ended May 31, 2006 and the
Period from September 27, 2005 (Inception) Through May 31, 2006

(Unaudited)

	Three Months	Inception
	Ended May 31,	to May 31,
	2006	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,631)	$(30,916)
Adjustments to reconcile net loss to cash used in operating activities: operating activities:
Depreciation	249	517
Franchise fee and organizational costs contributed for stock	-	20,000

NET CASH USED IN OPERATING ACTIVITIES	(5,382)	(10,399)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(2,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of stock	5,000	60,000

NET CHANGE IN CASH	(382)	46,617
Cash balance, beginning	46,999	-
Cash balance, ending	$46,617	$46,617

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying summary of accounting policies

and notes to financial statements.

CRUISESTOCK, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Cruisestock, Inc, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Cruisestock's Annual Report filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2006 as reported in the form SB-2 have been omitted.

NOTE 2 – COMMON STOCK

In March, 2006, Cruisestock, Inc. sold 500,000 shares of common stock in to individuals at $.001 per share for $5,000.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Ivette Hunsinger, our founder and sole officer and director, acquired a travel franchise from Cruise Planners, Inc. in September 2005. Cruise Planners, Inc. is established as one of the most highly professional, reputable, and well known companies in the cruise industry with over 500 franchisees in 42 states nationwide. Ms. Hunsinger contributed the franchise to us when we were formed in October of 2005. Cruise Planners is one of the largest travel franchisors and currently has over 600 franchisees. The franchise agreement allows world wide marketing territory. Cruisestock can book cruises and travel throughout the world, however, we plan to concentrate our marketing to the local Houston, Texas market.

We earn a fee of 14% to 16% of the commissionable cruise cost on a cruise, of which 3% is paid to the franchisor Cruise Planners. We earn a commission of 5% to 14% for booking ground tours, land packages and hotels. We anticipate 70% or more of our revenues will come from cruises.

We have a policy of giving a 5% discount on cruises and land packages to shareholders of our stock that demonstrate they own 1000 shares or more at the time of booking and departing. We believe this will help to build shareholder loyalty and give us a market edge that many other travel agents do not enjoy. To date we have booked cruises and land packages worth almost $65,000. Cruises and land packages commissions are paid after the trips are completed. We have also sold 8 insurance policies. Insurance polices pay 20 – 30 % commissions and these are paid immediately.

We also market through our web site travelwithsavy.com. It is backed into the Cruise Planner website and when an individual searches for a travel agent in Houston, Texas, we are the only Cruise Planner franchisee.

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

Ms. Hunsinger plans to hire and train one assistant during the next 12 months. They will work under Ms. Hunsinger’s direct supervision and must attend the 5 day training course put on by Cruise Planners which costs $695. Any marketing assistants will be paid 66% of the commissions they earn. They will pay their own overhead and will have the ability to work part time out of their home. Since the marketing assistants can have flexible work hours and have minimal capital expense to get started and become a travel agent, we appeal to a large number of women that want to work part time.

If we are successful in raising additional capital we plan to buy the customer leads of franchisees from around the country that do not continue their franchise obligations. Cruise Planners minimum obligation is $50,000 dollars revenue by the end of the second year of the term of the franchise agreement and each year thereafter. Cruisestock has substantially met the minimum 2 year production quota.

The first year we plan to spend approximately $1,000 per month in marketing expense. The cruise lines and tour operators all provide 4 color brochures and letterhead and paper to print flyers on. This helps curb the cost of advertising. As our sales increase, the franchisor reduces our commission and helps with even more print ads. Because Cruise Planners is a huge account for most cruise lines, the cruise lines are very favorable to them and significantly help with their advertising budget.

Ms. Hunsinger will not take a salary for the next 10 months in an effort to build up the company’s cash and operating capital. At the end of 10 months Ms Hunsinger plans on taking 50% of the commissions earned in the form of compensation. If revenues are not covering overhead and marketing expensed within the next 10 months, Ms Hunsinger may continue to defer taking compensation.

Results of Operations

For the period from inception ending May 31, 2006, we received revenue of $4,258. Expenses for the period totaled $35,174 resulting in a loss of $30,916. Expenses of $34,657 for the period consisted entirely of general and administrative expenses.

Capital Resources and Liquidity

As of May 31, 2006 we had $46,617 in cash. Our general and administrative expenses are expected to average $2,500 per month for the next 12 months. As of May 31, 2006 we received a total of $60,000 from financing activities from the sale of shares by us pursuant to an exemption from registration at Regulation D Rule 506 of the Securities Act of 1933.

We believe we can satisfy our cash requirements for the next twelve months with our current cash and expected revenues. However, completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goal of profit, revenue and growth.

We anticipate that our operational as well as general and administrative expenses for the next 12 months will total $30,000. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant changes in the number of employees although depending on if financing is raised we may add additional marketing assistants. We do not intend to increase our staff until such time as we can raise the capital or generate revenues to support the increase in overhead expense. At this time we have not entered into any agreements or negotiations with a sales and marketing entity to undertake marketing for us. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and status of our business plan.

In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we would then not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we would incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from our online marketing services to cover our operating expenses.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending May 31, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)	Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports of Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CRUISESTOCK, INC.
Registrant

Date: July 27, 2006	By: /s/ Ivette Hunsinger
Ivette Hunsinger
President, Chief Executive Officer,
Chairman of Board of Directors