Form 10KSB
period 2006-08-31
CRUISESTOCK INC.
filed 2006-10-20
CIK 1367001

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-KSB
____________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended
August 31, 2006

Commission File #333-135233

CRUISESTOCK, INC.
(Exact Name of Small Business Issuer in its Charter)

TEXAS		________
(State of Incorporation)	(Primary Standard Classification Code)	(IRS Employer ID No.)

5313 -B FM West #224
Houston, Texas 77069
281 350 1173
Address and Telephone Number of Registrant’s Principal
Executive Offices and Principal Place of Business)

Securities registered pursuant to Section 12(b) of the Act:	None

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended August 31, 2006: $6,672

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of October 19, 2006, was: $0

Number of shares of the registrant’s common stock outstanding as of October 19, 2006 is: 24,000,000

The Transfer Agent for the Company is American Registrar and Transfer Company:     American Registrar and Transfer Company..

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

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

We have a policy of giving a 5% discount on cruises and land packages to shareholders of our stock that demonstrate they own 1000 shares or more at the time of booking and departing. We believe this will help to build shareholder loyalty and give us a marketing edge that many other travel agents do not enjoy. To date we have booked cruises and land packages worth almost $78.000.00. Cruises and land packages commissions are paid after the trips are completed. We have also sold 10 insurance policies. Insurance polices pay 20 - 30 % commissions and these are paid immediately.

We intend to market to individuals using word of mouth, and through business and social acquaintances. So far, we have booked most of our cruises and packages from this source. We also intend to host parties where we will display brochures on various cruise lines and tour companies. We already booked one family of three for a $16,000 trip from one of these parties. Ms. Hunsinger sponsored her youngest son’s little league baseball team and each of the players and coaches shirts displayed our company name. We also had a sign at the ball field. We also hosted a vendor table at the ballpark’s fun day. From this we have already booked some cruises and the ball field also purchased a $700 gift certificate they awarded as a raffle prize. We were then able to book that trip.

However, our principal plan is to market to groups. Ms. Hunsinger’s mother in law is active in several bridge groups and we have already booked, and had sail, one group of 19 people in 9 cabins. We intend to book one more bridge group this year and two for next year. We intend to book a spring-break baseball group for 2007. We have already contacted one association that has 4 conventions a year and we will probably book one of their conventions for 2008. They usually have from 200 to 300 attendees per convention. Our goal is to book 5 large groups a year: two for bridge, one for baseball/school and two for businesses. We will market through membership in two Country Clubs, Civic Associations memberships, Business and Professional organizations, trade organizations, card clubs and school groups, etc. Ms Hunsinger has 5 children and they are all active in various sports and school activities.

We also market through our web site www.travelwithsavy.com. It is backed into the Cruise Planner website and when an individual searches for a travel agent in Houston, Texas, we are the only Cruise Planner franchisee.

Cruise Planners

Cruise Planners requires all of its franchisees to complete a comprehensive 5 day training program at their headquarters in Ft. Lauderdale, FL. Cruise Planners became an affiliate of American Express in 2002 and Franchisees can use the American Express logo and name in their marketing material after they complete several qualifying steps. Cruise Planners does national marketing including internet, direct mail, and print ads, at no additional cost to the franchisee, in order to generate leads for the franchisees.

Cruise Planners Ranked #1 in Cruise Only Franchises by Entrepreneur Magazine 2004 & 2005 Annual Franchise 500. With more than 85 million dollars in sales, Cruise Planners has become one of the largest home-based businesses in the cruise industry today and was named by The Wall Street Journal as one of the hottest franchise concepts. Their well-trained staff has over 85 years experience in the travel business. Cruise Planners is licensed, bonded and insured and is a member of CLIA (Cruise Line International Association) NACOA (National Association of Cruise Only Agencies) and ASTA (American Society of Travel Agents. They have achieved top National Account status with all of the top cruise lines in America.

This affords Cruise Planners, Inc., and therefore, us, not only quick access to upper management, but the best commission rates offered in the industry. Cruise Planners, Inc. provides its franchisees with high commissions, preferential cruise pricing, superior booking opportunities, direct marketing support, cooperative advertising programs and advanced training. Cruise Planners has an in-house web development team that created a professional and effective Internet sites for its franchisees. We customized our own site, www.travelwithsavy.com , which not only gives us credibility in the marketplace, but also provided us with an excellent marketing and communication vehicle.

The Cruise Planners, Inc. website cruiseplanners.com features:
* Lead generation (when a prospect selects Houston Texas to select a Travel agent, we are the only franchise listed.)
* Over 15,000 pages of cruise information
* The Cruise Line content is updated daily
* Our client’s can register on our website and receive weekly e-mail specials
* Cruise ship videos
* Destination videos

Due to Cruise Planners volume, they have the ability to arrange special sales and preferred pricing advantages with amenities on select dates, giving us an edge in the marketplace Cruise Planners blocks group space on thousands of departures, allowing us to take advantage of the Group Rates and Special Amenities, without the financial and operational commitments of blocking our own groups. This provides us with an advantage over our competition. We can book as little as one cabin and still get our clients the group rate. (Normally an agency would have to book a minimum of 8 cabins/16 passengers to be eligible for these discounted rates.) In addition, applicable Group Amenities apply to these bookings, such as:

* Cabin Upgrades
* Onboard Credits
* Tour Conductors (“Free” berth)
* Cocktail Party/Meeting Space
* Shore Excursions
* Wine in Cabin
* Champagne and Chocolate-Covered Strawberries

Ms. Hunsinger is studying for her CLIA certification. It entails 100 hours of instruction, passing a test, and exploring a minimum or 5 cruise ships, 15 cabins and sailing on two cruises within one year. When this is completed we can put the CLIA certification on her business card and it lends credibility to knowledgeable travelers.

We purchase 10 leads per month from Cruise Planners at a cost of $49 per lead. If we do not ‘pull’ these leads each month, they roll over to the next month.

Employees

Ms. Hunsinger is currently our only employee, and we will depend on her ability to develop customers.

ITEM 2. DESCRIPTION OF PROPERTY

Our property consists of office space located at 5313 -B FM1960 West #224, Houston, Texas 77069. Our business address is a PO Box, and package service. Ms. Hunsinger provides office space in a spare room in her home. We use such space for no charge from Ms. Hunsinger and we currently have no written agreement with Ms. Hunsinger, our sole officer and director. We do not expect to enter into a written agreement with Ms. Hunsinger. Currently, this space is sufficient to meet our needs; however, if we expand our business to a significant degree, we will have to find a larger space

ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On October 19, 2006, there were 46 shareholders of record of our common stock. There is presently no public market for our shares of common stock. We anticipate applying for trading of our common stock on the Over the Counter Bulletin Board upon the effectiveness of the registration statement of which this prospectus forms apart. However, we can provide no assurance that our shares of common stock will be traded on the Bulletin Board or, if traded, that a public market will materialize.

DIVIDENDS

We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

We have a policy of giving a 5% discount on cruises and land packages to shareholders of our stock that demonstrate they own 1000 shares or more at the time of booking and departing. We believe this will help to build shareholder loyalty and give us a market edge that many other travel agents do not enjoy. To date we have booked cruises and land packages worth almost $78,000. Cruises and land packages commissions are paid after the trips are completed. We have also sold 10 insurance policies. Insurance polices pay 20 - 30 % commissions and these are paid immediately.

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

Ms. Hunsinger is not taking a salary in an effort to build up the company’s cash and operating capital. If the Company generates sufficient cash reserves to pay the ongoing operating costs, Ms Hunsinger plans on taking 50% of the commissions earned in the form of compensation. If revenues are not covering overhead and marketing expensed within the next 10 months, Ms Hunsinger may continue to defer taking compensation.

Results of Operations

For the period from inception ending August 31, 2006, we received revenue of $6,672. Expenses for the period totaled $44,075 resulting in a loss of $37,403. Expenses of $43,309 for the period consisted entirely of general and administrative expenses.

Capital Resources and Liquidity

As of August 31, 2006 we had $40,379 in cash. Our general and administrative expenses are expected to average $2,500 per month for the next 12 months. As of August 31, 2006 we received a total of $60,000 from financing activities from the sale of shares by us pursuant to an exemption from registration at Regulation D Rule 506 of the Securities Act of 1933.

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

Critical Accounting Policies

Cruisestock’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Cruisestock views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Cruisestock’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Cruisestock, Inc.
Houston, Texas

We have audited the accompanying balance sheet of Cruisestock, Inc. (a development stage company) as of August 31, 2006, and the related statements of operations, stockholder’s equity and cash flows for the period from inception (October 11, 2005) through August 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Cruisestock, Inc. as of August 31, 2006, and its results of operations for the period from inception (October 11, 2005) through August 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

September 26, 2006

CRUISESTOCK, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
August 31, 2006

ASSETS

Assets
Cash	$40,379
Fixed assets, net of depreciation expense of $766	2,218

TOTAL ASSETS	42,597

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities	$-

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-
Class A common stock, $.01 par value, 100,000,000 shares authorized, 24,000,000 shares issued and outstanding	24,000

Additional paid in capital	56,000
Deficit accumulated during the development stage	(37,403)
Total Stockholders’ Equity	42,597

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,597

See accompanying summary of accounting policies
and notes to financial statements.

CRUISESTOCK, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
Period from October 11, 2005 (Inception) Through August 31, 2006

Revenue	$6,672

General and administrative	43,309
Depreciation expense	766

Net loss	$(37,403)

Net loss per share:
Basic and diluted	$(0.00)

Weighted average shares outstanding:
Basic and diluted	21,362,573

See accompanying summary of accounting policies
and notes to financial statements.

CRUISESTOCK, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
Period from October 11, 2005 (Inception) through August 31,2006

	Class A common stock		Additional	Deficit accumulated during the development stage
	Shares	Amount	paid in capital		Total
Issuance of class A common - Founder for $.002 per share at inception	10,000,000	$10,000	10,000		$20,000
- Founder for $.002 per share for cash at inception	10,000,000	10,000	10,000		20,000
- Investors from October 2005 to May 2006 at $.01 per share for cash	4,000,000	4,000	36,000		40,000
Net loss				$(37,403)	(37,403)
Balance, August 31, 2006	24,000,000	$24,000	$56,000	$(37,403)	$42,597

See accompanying summary of accounting policies
and notes to financial statements.

CRUISESTOCK, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
Period from October 11, 2005 (Inception) Through August 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net deficit accumulated during the development stage	$(37,403)
Adjustments to reconcile net loss to cash used in operating activities: Depreciation	766
Stock issued for services	20,000

NET CASH USED IN OPERATING ACTIVITIES	(16,637)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(2,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	60,000

NET CHANGE IN CASH	40,379
Cash balance, beginning	-
Cash balance, ending	$40,379

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-
Income taxes paid	$-

See accompanying summary of accounting policies
and notes to financial statements.

CRUISESTOCK, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business. Cruisestock, Inc. was incorporated in Texas in September, 2005 to operate a franchise travel service.

Cruisestock’s fiscal year ends August 31.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents. Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less.

Revenue recognition. Cruisestock, Inc. recognizes revenue when commissions are paid. No accounts receivable are recorded because of the uncertainty of collections.

Income Taxes. No federal income taxes have been computed.

Basic Loss Per Share. Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements. Cruisestock, Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Cruisestock’s results of operations, financial position or cash flow.

NOTE 2 - COMMON STOCK

In October, 2005, Cruisestock, Inc. issued 10,000,000 shares of Class A common stock at $.001 to its founder in exchange for services, valued at $20,000, during pre-incorporation work in formation of the corporation and in securing the franchise.

In October, 2005, Cruisestock, Inc. issued 10,000,000 shares of Class A common stock at $.001 to its founder for $20,000.

From October 2005 to March 2006, Cruisestock sold 4,000,000 shares of Class A common stock to individuals at $.01 per share for $40,000.

CRUISESTOCK, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES

Cruisestock, Inc. has net operating loss of approximately $37,403 as of August 31, 2006 which can be carried forward for 20 years. At August 31, 2006, the related deferred tax asset is considered fully impaired.

NOTE 4 - COMMITMENTS

Crusestock’s principal office is in the office of Cruisestock’s president pursuant to an oral agreement on a rent-free month-to-month basis.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Malone & Bailey, PA. We do not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Ivette Hunsinger, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were not adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Specifically, our auditors expressed concern over our ability to properly record equity transactions, depreciation, and prior period audit adjustments. We intend to train our accounting staff to rectify these issues, to formalize and document the procedures already in place, and establish a disclosure committee.

Changes in internal controls

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of October 19, 2006, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

NAME	AGE	POSITION

Ivette Hunsinger	31	President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

IVETTE HUNSINGER. Ivette Hunsinger has been our President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors since inception. Ms. Hunsinger has been in the travel and tourism industry for the last 10 years. In 1996 she had graduated from the Wilma Boyd school of Travel with Highest Honors. Since this time she has worked for Continental and Delta Airlines as a reservationist and a ramp agent. She has also done work doing cruise arrangements for a travel agency for a short time period and on-going personal arrangements for friends and family. She has experience in the travel industry including the reservation systems pertaining to the different companies and knowledge of the rules and regulations that have to do with the travel industry. She is also tri-lingual; speaking Spanish and Greek, and is able to expand her clientele because of this. She is also used to helping customers who experience problems and can handle customer care issues. Ms. Hunsinger is currently opening a travel agency with the main focus on cruises and land resorts with packages fitting to all types of travelers from singles to group with all types of special and discounts.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management's belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed a Form 5 for the year ending August 31, 2006.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us from the date of our inception until June 20, 2006.

ANNUAL COMPENSATION
NAME	TITLE	YEAR	SALARY	BONUS	OTHER ANNUAL COMPENSATION

Ivette Hunsinger	President CEO and Chairman	2006	$0	0	0

LONG TERM COMPENSATION
RESTRICTED OPTION STOCKS/ PAYOUTS AWARDED	SARS ($)	LTIP COMPENSATION	ALL OTHER COMPENSATION
0	0	0	0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company’s Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Ivette Hunsinger 5313-B FM West #224 Houston, Texas 77069	20,000,000	83.33%

Common Stock	All executive officers and directors as a group	20,000,000	83.33%

(1)	The percent of class is based on 24,000,000 shares of our common stock issued and outstanding as of October 19, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Our property consists of office space located at 5313 -B FM1960 West #224, Houston, Texas 77069. Our business address is a PO Box, and package service. Ms. Hunsinger provides office space in a spare room in her home. We use such space for no charge from Ms. Hunsinger and we currently have no written agreement with Ms. Hunsinger, our sole officer and director. We do not expect to enter into a written agreement with Ms. Hunsinger. Currently, this space is sufficient to meet our needs; however, if we expand our business to a significant degree, we will have to find a larger space.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

None

(b)	Reports of Form 8-K filed in fourth quarter of the fiscal year:

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended August 31, 2006, we were billed approximately $4,800 and for professional services rendered for the audit of our financial statements. We also were billed approximately $2,000 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended August 31, 2006
.

Tax Fees

For the Company’s fiscal year ended August 31, 2006 and 2005, we were billed approximately $0 and $0 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended August 31, 2006 and 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CRUISESTOCK, INC.
By:	/s/ Ivette Hunsinger
Ivette Hunsinger
President, Secretary and Director

Dated: October 19, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Ivette Hunsinger	President, Secretary and Director	October 19, 2006
Ivette Hunsinger