Form 10QSB
period 2006-11-30
CRUISESTOCK INC.
filed 2006-12-21
CIK 1367001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended November 30, 2006.
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
 Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 19, 2006: 24,000,000 shares of common stock.

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

SIGNATURE

Item 1. Financial Information

CRUISESTOCK, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(Unaudited)

ASSETS	November 30, 2006	August 31, 2006

Assets
Cash	$35,564	$40,379
Fixed assets, net of accumulated depreciation of $1,015 and $766	1,969	2,218

TOTAL ASSETS	37,533	42,597

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities	$-	$-

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.01 par value, 100,000,000 shares authorized, 24,000,000 shares issued and outstanding	24,000	24,000

Additional paid in capital	56,000	56,000
Deficit accumulated during the development stage	(42,467)	(37,403)
Total Stockholders’ Equity	37,533	42,597

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,533	$42,597

See accompanying notes to financial statements.

CRUISESTOCK, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
For the Three Months Ended November 30, 2006 and For the Periods from October 11, 2005 (Inception) to November 30, 2005 and 2006
(Unaudited)

	Three Months Ended	Inception to	Inception to
	November 30,	November 30,	November 30,
	2006	2005	2006

Revenue	$2,954	$-	$9,626

General and administrative	7,769	23,337	51,078
Depreciation expense	249	-	1,015

Net loss	$(5,064)	$(23,337)	$(42,467)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	24,000,000	20,300,000

See accompanying notes to financial statements.

CRUISESTOCK, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
Period from October 11, 2005 (Inception) through November 30, 2006
(Unaudited)

	Class A common stock		Additional	Deficit accumulated during the development
	Shares	Amount	paid in capital	stage	Total
Issuance of class A common - Founder for $.002 per share at inception	10,000,000	$10,000	10,000		$20,000
- Founder for $.002 per share for cash at inception	10,000,000	10,000	10,000		20,000
- Investors from October 2005 to May 2006 at $.01 per share for cash	4,000,000	4,000	36,000		40,000
Net loss				$(37,403)	(37,403)
Balance, August 31, 2006	24,000,000	$24,000	$56,000	$(37,403)	$42,597

Net loss				$(5,064)	(5,064)
Balance, November 30, 2006	24,000,000	24,000	$56,000	$(42,467)	37,533

See accompanying notes to financial statements.

CRUISESTOCK, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
For the Three Months Ended November 30, 2006 and For the Periods from October 11, 2005 (Inception) to November 30, 2005 and 2006
(Unaudited)

	Three Months Ended	Inception to	Inception to
	November 30, 2006	November 30, 2005	November 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net deficit accumulated during the development stage	$(5,064)	$(23,337)	$(42,467)
Adjustments to reconcile net loss to cash used in operating activities: Depreciation	249	-	1,015
Stock issued for services	-	20,000	20,000

NET CASH USED IN OPERATING ACTIVITIES	(4,815)	(3,337)	(21,452)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(704)	(2,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	27,500	60,000

NET CHANGE IN CASH	(4,815)	23,459	35,564
Cash balance, beginning	40,379	-	-
Cash balance, ending	$35,564	$23,459	$35,564

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

CRUISESTOCK, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The accompanying unaudited interim financial statement of Cruisestock, Inc, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Cruisestock’s Annual Report filed with the SEC on Form 10KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2006 as reported in the Form 10KSB have been omitted.

Item 2. Plan of Operation

Ivette Hunsinger, our founder and former sole officer and director, acquired a travel franchise from Cruise Planners, Inc. in September 2005. Cruise Planners, Inc. is established as one of the most highly professional, reputable, and well known companies in the cruise industry with over 500 franchisees in 42 states nationwide. Ms. Hunsinger contributed the franchise to us when we were formed in October of 2005. Cruise Planners is one of the largest travel franchisors and currently has over 600 franchisees. The franchise agreement allows world wide marketing territory. Cruisestock can book cruises and travel throughout the world, however, we plan to concentrate our marketing to the local Houston, Texas market.

On December 12, 2006, pursuant to the terms of a Release and Settlement Agreement, Ivette Hunsinger transferred her 20,000,000 shares of the issued and outstanding common stock of Cruisestock, Inc. to Ruth Shepley. Pursuant to same, Ivette Hunsinger resigned as a member of the Company’s Board of Directors and as the Company’s President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Secretary, effective December 12, 2006. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Ruth Shepley was appointed as a member of the Company’s Board of Directors and as the Company’s President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Secretary, each as of December 12, 2006.

We earn a fee of 14% to 16% of the commissionable cruise cost on a cruise, of which 3% is paid to the franchisor Cruise Planners. We earn a commission of 5% to 14% for booking ground tours, land packages and hotels. We anticipate 70% or more of our revenues will come from cruises.

We have a policy of giving a 5% discount on cruises and land packages to shareholders of our stock that demonstrate they own 1000 shares or more at the time of booking and departing. We believe this will help to build shareholder loyalty and give us a market edge that many other travel agents do not enjoy. To date we have booked cruises and land packages worth almost $98,000. Cruises and land packages commissions are paid after the trips are completed. We have also sold 10 insurance policies. Insurance polices pay 20 - 30 % commissions and these are paid immediately. We have booked a number of cruises that will not occur for several months, since we are paid only when the cruises are completed by our clients this may have a negative effect on our cash flow.

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

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

We have not been successful in our plan to hire an assistant. Ruth Shepley is unable to devote more than 10 to 15 hours per month to management of the business and therefore if we are not successful in hiring an assistant we may need to significantly change our plan of operations..

We have not been successful in raising additional capital. Without additional capital we may not be able to buy sufficient customer leads from our franchisor, and we will be unable to other acquire other franchise operations. The potential to purchase failing franchises was to be a major component of our planned growth.

Our business plan called for us to spend approximately $1,000 per month for marketing. However, to date, our limited working capital has not been sufficient enough to fund the planned marketing expenses.

Ms. Shepley will not take a salary unless the company is successful in raining additional capital.

Results of Operations

For the period from inception ending November 30, 2006, we received revenue of $9,626. Expenses for the same period totaled $52,093 resulting in a loss of $42,467. Expenses of $52,093 for the period consisted mostly of general and administrative expenses and some depreciation expense. If we are not successful in increasing the number of cruises booked or raising additional funds, our working capital may not be sufficient for the next 12 months.

Capital Resources and Liquidity

As of November 30, 2006 we had $35,564 in cash. Our general and administrative expenses are expected to average $3,500 per month for the next 12 months. As of November 30, 2006 we received a total of $60,000 from financing activities from the sale of shares by us pursuant to an exemption from registration at Regulation D Rule 506 of the Securities Act of 1933.

If we do not significantly increase our business or raise additional capital we may not have sufficient working capital to execute our business plan.

We anticipate that our operational as well as general and administrative expenses for the next 12 months will total $42,000. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant changes in the number of employees although depending on if financing is raised we may add additional marketing assistants. We do not intend to increase our staff until such time as we can raise the capital or generate revenues to support the increase in overhead expense. At this time we have not entered into any agreements or negotiations with a sales and marketing entity to undertake marketing for us. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and status of our business plan.

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

To date we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to pursue our plan of operations and commence generating sufficient revenue to expand out business operation. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. If we can not raise funds in the immediate future, we intend to cease the pursuit of our business plan and actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of November 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Specifically, our auditors expressed concern over our ability to properly record equity transactions, depreciation, and prior period audit adjustments. We intend to train our accounting staff to rectify these issues, to formalize and document the procedures already in place, and establish a disclosure committee.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending November 30, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

CRUISESTOCK, INC.
Registrant

Date: December 19, 2006	By:/s/ Ruth Shepley
Ruth Shepley
President, Chief Executive Officer,
Chairman of Board of Directors