Form 10QSB/A
period 2006-11-30
CRUISESTOCK INC.
filed 2007-01-23
CIK 1367001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended November 30, 2006.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 333-135233

CRUISESTOCK, INC.
(Exact name of registrant as specified in its charter)

Texas	87-0700927
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5313-B FM West #224, Houston, Texas	77069
(Address of principal executive offices)	(Zip Code)

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

CRUISESTOCK, INC.
Registrant

Date: January 23, 2007	By:/s/ Ruth Shepley
Ruth Shepley
President, Chief Executive Officer,
Chairman of Board of Directors