Form 10KSB
period 2006-12-31
CRUISESTOCK INC.
filed 2007-04-02
CIK 1367001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
ANNUAL REPORT
Pursuant to Section 13 OR 15(d) of The
Securities Exchange Act of 1934
For Year Ended December 31, 2006
CRUISESTOCK, INC.
(Exact name of registrant as specified in its charter)

Texas (State or Other Jurisdiction)	333-133253 (Commission File Number)	87-0700927 (IRS Employer Identification No.)
7703 North Lamar Blvd, Suite 100
Austin, TX 78752
(Address of principal executive offices) (zip code)
(512) 692-2100
(Registrant’s telephone number, including area code)
5800 Airport Blvd, Austin, Texas
(Former name or former address, if changed since last report)
Copies to:
Julio C. Esquivel
Shumaker, Loop & Kendrick, LLP
101 East Kennedy Boulevard, Suite 2800
Tampa, FL
Phone: (813) 227-2325
Fax: (813) 229-1660
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
     Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes ☑ No ☐
Check if there was no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Revenues for the year ended December 31, 2006: $3,102,514
Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 29, 2007 was: $7,350,000
Number of shares of the registrant’s common stock outstanding as of March 29, 2007 is: 11,500,000
The Transfer Agent for the Company is American Registrar and Transfer Company.

PART I
ITEM 1. DESCRIPTION OF BUSINESS
DESCRIPTION OF CRUISESTOCK’S BUSINESS
Organizational History
Cruisestock, Inc. (“Cruisestock”, the “Company”, or “Registrant”) was incorporated in September, 2005 under the laws of the State of Texas to offer travel planning services. Cruisestock is in the development stage and has not realized any revenues from its planned operations. As a result of the change of control transactions summarized in the Company’s Form 8-K on February 27, 2007 and attached as an exhibit to this Form 10-KSB, (i) Brookside Technology Partners, Inc (“Brookside”) became a wholly owned subsidiary of Cruisestock and (ii) Cruisestock succeeded to the business of Brookside as its sole business. Going forward from an accounting perspective, Brookside is the surviving reporting entity.
Brookside Technology Partners, Inc., a Texas corporation (“Brookside”)was originally formed in December 2001. However, on February 21, 2007, Brookside was acquired by Cruisestock, Inc. (“Cruisestock” or the “Company”) whereby Cruisestock entered into and consummated a Securities Purchase Agreement (the “Common Stock Purchase Agreement”) with Brookside and Ruth Shepley, the former president of Cruisestock. Simultaneously therewith, Cruisestock entered into and consummated securities purchase agreements with a group of accredited investors for the sale of convertible preferred stock and warrants for an aggregate purchase price of $1,514,990 (the “Preferred Stock Purchase Agreements”).
The aforementioned transactions resulted in a change in control of Cruisestock. We will refer to the forgoing transactions, collectively, as the “Exchange Transactions”. As a result of the Exchange Transactions, (i) Brookside became a wholly-owned subsidiary of Cruisestock, (ii) the former stockholders of Brookside obtained, collectively, the majority ownership of Cruisestock and (iii) Cruisestock succeeded to the business of Brookside as its sole business. As a result of the Exchange Transactions, Cruisestock intends to change its name in the future.
The following is a summary of the Exchange Transactions and agreements. This summary is qualified by reference to the actual agreements, all of which are being filed as exhibits to this Form 10-KSB. Pursuant to the Common Stock Purchase Agreement, Brookside purchased 20,000,000 shares of Cruisestock’s common stock from Cruisestock’s then majority shareholder, Ruth Shepley, for an aggregate purchase price of $127,930. Immediately after the closing of the transactions contemplated by the Common Stock Purchase Agreement, Brookside transferred the 20,000,000 shares acquired from Ms. Shepley to Cruisestock for cancellation. Cruisestock entered into a consulting agreement with Venture Fund II, Inc., pursuant to which Cruisestock paid to Venture Fund II, Inc. a consulting fee of $375,000 in cash, plus a warrant to acquire 250,000 shares of Cruisestock’s common stock at $.80 per share and a warrant to acquire 250,000 shares of Cruisestock’s common stock at $1.60 per share. Venture Fund II, Inc. converted $250,000 of such $375,000 fee into units in the Private Placement discussed below.
The shareholders of Brookside approved the Exchange Agreement on February 21, 2007, pursuant to which each shareholder of Brookside is entitled to receive 41.3224 shares of Cruisestock common stock for each share of Brookside. Pursuant to the Texas Business Corporation Act, shareholders of Brookside that did not vote for or consent to the Exchange Agreement may dissent from the transaction and elect to receive the fair value of their shares of Brookside in cash in lieu of shares of Cruisestock common stock. Currently, three of the five shareholders of Brookside (representing 205,000 of the 217,800 total issued and outstanding shares of Brookside) have elected to exchange their shares. One such participating shareholder also elected to surrender for cancellation 1,500,000 shares of Cruisestock common stock received in the exchange as part of the various closing transactions. Accordingly, the shareholders of Brookside own 7,500,000 equivalent shares of Cruisestock common stock out of a total 11,500,000 shares of common stock outstanding after the reverse merger.

Note 1 — Nature of Business (continued)
Nature of Operations
The Company is a provider of converged voice, data and wireless communications solutions, including Voice over IP and related technologies for corporate and government entities in the United States.
DESCRIPTION OF BROOKSIDE’S BUSINESS
Organizational History
Brookside Technology Partners, Inc. (“Brookside”) was incorporated in December 2001 under the laws of the State of Texas.
Overview of Business
Brookside, headquartered in Austin, Texas, is a provider and global managed service company specializing in selling, designing, analyzing and implementing converged Voice over IP (VoIP), data and wireless business communications systems and solutions for commercial and state/government organizations of all types and sizes in the United States. Brookside is recognized as one of the leading VoIP resellers and professional services vendors with over 300 BCM installations that have various forms of networked or VoIP functionality.
Industry Overview
Brookside operates in a highly specialized market of providing turnkey converged voice and data solutions for companies of all sizes and types. The hottest markets currently evolve around converged technologies that utilize VoIP and wireless technologies that are constantly changing. This coupled with the de-franchising and customer abandonment in the small the medium size market place as a result of numerous mergers by traditional operating company such as Southwestern Bell, AT&T, Verizon and Bellsouth has crated a significant opportunity for expert convergence companies. VoIP is one of the most promising advancements in the telecommunications industry in the past 10 years. This technology uses Internet Protocol or IP to support two-way transmission of voice traffic over IT networks rather than traditional separate phone networks. Setting voice on an IP network allows service providers and businesses to combine both voice and data services over a single network. Key benefits to Voice over IP are:
•	Network cost reduction

•	Cost-effective remote user applications

•	New, simplified features and functionality for users

•	Shared infrastructure resources

•	Improved inter-company WAN communications
Products and Services
Brookside currently sells, designs, analyzes and implements converged Voice over IP (VoIP), data and wireless business communications systems and solutions for commercial and state/government organizations of all types and sizes in the United States. Brookside can analyze a client’s existing voice and data network and provide a detailed plan using the latest emerging technologies to streamline communications and reduce expenses. Brookside not only designs the infrastructure solution, but deploys the technology, provides knowledge transfer to users and system administrators, and provides on going managed services. Brookside has experienced professionals that are familiar with emerging technologies like Voice over IP, Unified Messaging, Data Switching, Wi-fi, Contact/Call Center design, Multimedia Collaboration, Network Security, and Video Surveillance.
Brookside is a Nortel Premium Advantage Partner. As such, Brookside provides Nortel certified System Design and Support professionals for pre-sales system design, implementation, and project management. After deployment, Brookside provides on-going managed services and extended warranty agreements for Nortel equipment. Brookside also is an Authorized AT&T Solution Provider. Together with AT&T, Brookside helps all sizes of companies design, deploy and manage their Voice, Data, IP, long distance, and/or IP-MPLS solutions that provide the perfect circuit for voice over IP implementations.
Through its growth strategy, which is discussed below, Brookside hopes to offer a complete line of emerging communications technology, wholesale equipment products and service support coverage to the national marketplace. Brookside employs highly knowledgeable and experienced voice and data professionals
Growth Strategy
Believing there is a growing customer demand for a nationally authorized and certified distributor specializing in converged VoIP technologies, Brookside hopes to acquire synergistic small to medium size VoIP convergence distributors in an effort to develop a national company telecommunications company focused on VoIP. Potential acquisition candidates would include wholesalers and re-marketers of business telephones systems and telecommunications equipment components and other companies that would complement the various technologies that are part of a converged voice, data, and wireless network. Such companies would those that provide point of sale, wireless ISP, data networking professional services, web development and hosting technologies and services. Management believes there will be a number of significant advantages derived from combining and merging such small and medium sized companies, including:
•	Expanded product offering

•	Increased product volume discounts

•	Centralized accounting and administration

•	National market presence

•	Accreditations and Certifications for complete product offering(s)

•	Network Operations Center(NOC)

•	National professional services capabilities

•	Improved management focus and direction

•	Standard training and skill development

•	In house product repair and refurbishment for service and maintenance
There can be no assurance that Brookside will be able to successfully acquire and integrate such companies into its business.
Marketing and Distribution
Brookside attempts to maintain key strategic relationships throughout the industry, employee advanced technical experts and provide unparalleled service in the VoIP. Further, Brookside regularly conducts “Speak the Future”TM presentations, a lunch and learn concept that can accommodate 50+ potential clients in a lunch setting where they can learn about the latest technologies from subject matter experts. Brookside utilizes a 250-person presentation center at its facility for these technology presentations. This has contributed to increased awareness of Brookside as an industry leader by educating potential customers on the latest technologies like Unified Messaging, Voice over IP, Remote Workers and IP Phones, Wireless Technologies, Video Surveillance, and VPN/Firewalls solutions.
Competition
The converged voice and data solutions market is highly competitive. Many of Brookside’s competitors are larger than Brookside and have greater resources. Management believes that its three primary competitors are equipment manufacturers, professional service firms and hosted-solution providers within the premise based and hosted solution environments.
Equipment Manufacturers. Some traditional phone manufacturers and VoIP equipment manufacturers (Cisco, Inter-tel, Siemens, Avaya, etc.) possess professional service organizations that sell and deploy VoIP solutions. The companies have vast resources and large sales forces and represent the primary competitive threat to Brookside.

Professional Service Firms. The professional service category is one of the fastest growing IT service market segments due to the rapid pace of VoIP deployments. The firms in this category range from individual contractors that service local communities to large IT organizations wanting to enter the VoIP market.
Hosted Solutions Firms. A hosted VoIP system is a phone system that is available over the Internet or a secure network through which the supplier houses telecom equipment and features are delivered remotely. Hosted telecom services are gaining in popularity because they require less capital and expense commitment, can be implemented quickly, require less in-house technical expertise, and are also very scalable. A premise based solutions refer to environments where equipment, which provides the functionality for the phone system, resides at the site/office building of the company. This equipment (typically systems called PBX’s) and related software systems are housed in a central location near the IT network equipment. These solutions allow company’s greater control of the equipment, customization capability for their environments and the ability to develop back-up/redundant systems for critical path applications (e.g. call centers). Premise based solutions typically require higher-level IT staff or outside contractors to manage, large capital investments and long implementation/upgrade times. Companies such as Voxpath, PointOne and Vonage are competitors now, but the larger threats in this category come from the cable companies (Time Warner, AT&T, etc.) and the traditional phone companies (SBC, Verizon). Both entities have marketing muscle and sophisticated networks but lack specific VoIP knowledge. This is rapidly changing as companies are making large investments on equipment, personnel and service organizations in order to ride the VoIP wave.
Government Regulation
Various aspects of Brookside’s business are subject to regulation and ongoing review by a variety of federal, state, and local agencies, including the Federal Trade Commission, the United States Post Office, the Consumer Product Safety Commission, the Federal Communications Commission, Food and Drug Administration, various States’ Attorneys General and other state and local consumer protection and health agencies. The statutes, rules and regulations applicable to Brookside’s operations, and to various products marketed by it, are numerous, complex and subject to change. Brookside will collect and remit sales tax in the states in which it has a physical presence. Brookside is prepared to collect sales taxes for other states, if laws are passed requiring such collection. Brookside does not believe that a change in the tax laws requiring the collecting of sales tax will have a material adverse effect on Brookside’s financial condition or results of operations.
Employees
We have 3 employees at March 29, 2007. A CEO, CFO and an administrative staff person. Our Brookside division has 12 employees at March 29, 2007. A President, 2 Salespeople, 2 Engineers, 6 Technicians and 1 administrative staff.
ITEM 2. DESCRIPTION OF PROPERTY
Our property consists of approximately 1,250 square feet of office space located at 7703 North Lamar Boulevard, Suite 100. We are leasing this space on a month-to-month basis until approximately May 31, 2007. We intend to then enter into a five (3) year lease to occupy approximately 4,000 square feet on the fifth floor of the same building. We believe this space will be sufficient to meet our needs and allow us to expand our business. As we expand into other markets, we intend to lease out the appropriate space to keep pace with our expansion.
ITEM 3. LEGAL PROCEEDINGS
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operation or liquidity.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
On March 29, 2007, there were 35 shareholders of record of our common stock.
DESCRIPTION OF SECURITIES
Cruisestock’s authorized capital stock consists of 100,000,000 shares of common stock at a par value of $0.001 per share and 10,000,000 shares of preferred stock. As of March 29, 2007, there were 11,500,000 shares of common stock of Cruisestock issued and outstanding and 1,548,322 shares of series A preferred stock issued and outstanding. Brookside was originally formed in December 2001.
On February 21, 2007, Brookside was acquired by Cruisestock whereby Cruisestock entered into and consummated the Common Stock Purchase Agreement with Brookside and Ruth Shepley, the former president of Cruisestock. Simultaneously therewith, Cruisestock entered into and consummated securities purchase agreements with a group of accredited investors for the sale of convertible preferred stock and warrants for an aggregate purchase price of $1,514,990 (the “Preferred Stock Purchase Agreements”).
The aforementioned transactions resulted in a change in control of Cruisestock. We will refer to the forgoing transactions, collectively, as the “Exchange Transactions”. As a result of the Exchange Transactions, (i) Brookside became a wholly-owned subsidiary of Cruisestock, (ii) the former stockholders of Brookside obtained, collectively, the majority ownership of Cruisestock and (iii) Cruisestock succeeded to the business of Brookside as its sole business. As a result of the Exchange Transactions, Cruisestock intends to change its name in the future.
The following is a summary of the Exchange Transactions and agreements. This summary is qualified by reference to the actual agreements, all of which are being filed as exhibits to this Form 10-KSB. Pursuant to the Common Stock Purchase Agreement, Brookside purchased 20,000,000 shares of Cruisestock’s common stock from Cruisestock’s then majority shareholder, Ruth Shepley, for an aggregate purchase price of $127,930. Immediately after the closing of the transactions contemplated by the Common Stock Purchase Agreement, Brookside transferred the 20,000,000 shares acquired from Ms. Shepley to Cruisestock for cancellation. Cruisestock entered into a consulting agreement with Venture Fund II, Inc., pursuant to which Cruisestock paid to Venture Fund II, Inc. a consulting fee of $375,000 in cash, plus a warrant to acquire 250,000 shares of Cruisestock’s common stock at $.80 per share and a warrant to acquire 250,000 shares of Cruisestock’s common stock at $1.60 per share. Venture Fund II, Inc. converted $250,000 of such $375,000 fee into units in the Private Placement discussed below.
The shareholders of Brookside approved the Exchange Agreement on February 21, 2007, pursuant to which each shareholder of Brookside is entitled to receive 41.3224 shares of Cruisestock common stock for each share of Brookside. Pursuant to the Texas Business Corporation Act, shareholders of Brookside that did not vote for or consent to the Exchange Agreement may dissent from the transaction and elect to receive the fair value of their shares of Brookside in cash in lieu of shares of Cruisestock common stock. Currently, three of the five shareholders of Brookside (representing 205,000 of the 217,800 total issued and outstanding shares of Brookside) have elected to exchange their shares. One such participating shareholder also elected to surrender for cancellation 1,500,000 shares of Cruisestock common stock received in the exchange as part of the various closing transactions. Accordingly, the shareholders of Brookside own 7,500,000 equivalent shares of Cruisestock common stock out of a total 11,500,000 shares of common stock outstanding after the reverse merger

Common Stock
Holders of Cruisestock’s common stock are entitled to one vote for each share on all matters submitted to a stockholder vote. Holders of common stock do not have cumulative voting rights. Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of Cruisestock’s common stock representing a majority of the voting power of Cruisestock’s capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of stockholders.
Holders of Cruisestock’s common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. Cruisestock’s common stock has no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to Cruisestock’s common stock.
Series A Preferred Stock
On February 21, 2007, Cruisestock filed a Certificate of Designation of Preferences and Rights of Series A Convertible Preferred Stock, pursuant to which Cruisestock is authorized to issue up to 1,750,000 shares. The Preferred Stock has a fixed conversion price of $0.40 and is convertible into an aggregate of 4,375,000 shares of common stock. In addition, the Preferred Stock pays an annual dividend of 8% which is payable quarterly, at the option of Cruisestock, either in cash or in shares of registered common stock at a 10% discount to Cruisestock’s stock price. The conversion price of the Preferred Stock is subject to adjustment in certain instances, including the issuance by Cruisestock of securities with a lower conversion or exercise price.
On any matter presented to the stockholders of the Corporation for their action or consideration at any meeting of stockholders, each holder of outstanding shares of Series A Convertible Preferred Stock shall be entitled, subject to the limitation set forth below, to cast the number of votes for the Series A Convertible Preferred Stock in an amount equal to the number of whole shares of Common Stock into which the shares of Series A Convertible Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Except as provided by law or in the Certificate of Designation, holders of Series A Convertible Preferred Stock vote together with the holders of Common Stock, together as a single class. Notwithstanding anything contained herein to the contrary, the voting rights of each holder of outstanding shares of Series A Convertible Preferred Stock are limited in accordance with the Certificate of Designation, so that each holder of Series A Convertible Preferred Stock shall be entitled to vote only that number of votes equal to the number of whole shares of Common Stock into which the shares of Series A Convertible Preferred Stock are convertible as of the record date, up to a maximum of 4.99% of the outstanding shares of Common Stock of the Corporation. In accordance with the Certificate of Designation, without the written consent or affirmative vote of the holders of fifty percent (50%) of the then-outstanding shares of Series A Convertible Preferred Stock, voting as a separate class from the Common Stock, the Corporation may not merge or take certain other corporate actions.
Upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary, the holders of the shares of Series A Convertible Preferred Stock shall be paid, before any payment shall be paid to the holders of Common Stock, or any other stock ranking on liquidation junior to the Series A Convertible Preferred Stock, an amount for each share of Series A Convertible Preferred Stock held by such holder equal to the sum of (1) $1.00 and (2) an amount equal to dividends accrued but unpaid thereon, computed to the date payment thereof is made available
The forgoing summary is qualified by reference to the Articles of Incorporation and the Certificate of Designation, which are attached as exhibits hereto,
MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market for Securities
Shares of Cruisestock’s common stock are quoted on the Over the Counter Bulletin Board (“OTCBB”) under the symbol CSSK. Our shares were first quoted on October 20, 2006. The following table sets forth, since October,

2006, the range of high and low intraday closing bid information per share of our common stock as quoted on the OTCBB.

Quarter Ended	High ($)	Low ($)
December 31, 2006	0.00	0.00
September 30, 2006	0.00	0.00
June 30, 2006	0.00	0.00
March 31, 2006	0.00	0.00
DIVIDENDS
We have never paid dividends and intend to retain future earnings to support our growth. As such we do not anticipate paying dividends in the near future. Any payment of dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements, and other factors which our Board of Directors deems relevant.

SELECTED FINANCIAL DATA
The selected financial information below has been derived from Brookside’s financial statements. You should read this information in conjunction with Brookside’s financial statements and related notes included elsewhere in this Form 10-KSB.

	December 31,
	2006	2005	2004
REVENUES
Installation and other services	$776,052	$1,449,072	$723,894
Equipment sales	2,326,461	2,174,131	925,852

Total revenues	3,102,514	3,623,203	1,649,746

COST OF SALES	2,015,031	2,552,749	1,444,750

OPERATING EXPENSES
General and administrative	1,103,437	1,034,235	924,978
Depreciation expense	51,185	33,759	30,440

Total operating expenses	1,154,622	1,067,997	955,418

OTHER INCOME (EXPENSE)

Interest expense	(47,106)	(40,776)	(24,034)
Other income (expenses), net	4,452	2,844	(50,273)

Total other income (expense)	(42,655)	(37,932)	(74,307)

LOSS BEFORE INCOME TAXES	(109,793)	(35,472)	(824,729)

Income tax benefit	—	—	—

NET INCOME (LOSS)	$(109,793)	$(35,472)	$(824,729)

Earnings per share- basic and fully diluted	$(0.50)	$(0.29)	$(6.97)

Weighted average shares outstanding (1)	217,800	121,000	118,250

(1)	These shares were convertible into 7,500,000 shares of Cruistock common stock at February 21, 2007 at a ratio of 41.33224 Cruistock common shares for each Brookside common share. A total of 11,500,000 common shares were outstanding immediately after the reverse merger transaction.

	December 31
	2006	2005	2004
Balance Sheet and Other Data
Total current assets	$419,138	$1,830,857	$323,906
Total assets	482,546	1,943,576	469,782
Total current liabilities	1,328,546	2,709,783	831,618
Long term debt, less current portion	—	—	368,899
Total liabilities	1,328,546	2,709,783	1,200,517
Total stockholders’ (deficit)	(846,000)	(766,207)	(730,735)
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
Forward Looking Statements
Some of the statements contained in this Form 10-KSB that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements. Such statements reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:
1.	Our ability to attract and retain management;

2.	Our ability to generate customer demand for our products and services;

3.	The intensity of competition;

4.	General economic conditions; and

5.	The Risk Factors contained here-in.
All written and oral forward-looking statements made in connection with this Form 10-KSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.
Plan of Operation
Brookside Operations
As a result of the change of control transactions summarized in our Form 8-K, filed February 21, 2007 and attached to this Form 10-KSB as an exhibit, (i) Brookside became a wholly-owned subsidiary of Cruisestock and (ii) Cruisestock succeeded to the business of Brookside as its sole business. Because of Cruisestock’s acquisition of the Brookside business, management does not believe that it is informative or useful to compare Cruisestock’s results of operations with those of Brookside. Instead, below we discuss Brookside’s results of operations and financial performance. Going forward, Brookside is the surviving entity for accounting purposes. This discussion and analysis should be read in conjunction with the financial statements and notes, and pro forma financial statements, included with this Report.
Headquartered in Austin, Texas, Brookside is a provider and global managed service company specializing in selling, designing, analyzing and implementing converged Voice over IP (VoIP), data and wireless business communications systems and solutions for commercial and state/government organizations of all types and sizes in the United States. Brookside is recognized as one of the leading VoIP resellers and professional services vendors with over 300 BCM installations that have various forms of networked or VoIP functionality.
In addition to operating Brookside’s historical business, we intend to undertake certain strategic acquisitions over the next 12 months. See Description of Business – Growth Strategy. Based upon the net proceeds of approximately $800,000 before professional fees we received in connection with the Preferred Stock Purchase Agreements, we believe we can satisfy our cash requirements for the next 12 months. However, we may need to seek additional financing to achieve our business objectives and there can be no assurances that we will be able to secure such financing. Brookside incurred net losses during 2006, 2005 and 2004. Brookside’s current and past losses raise doubt about Brookside’s ability to continue as a going concern. See Risk Factors.
Results of Operations
The following discussion of the financial condition and results of operations of Brookside should be read in conjunction with the financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.
Gross Margin
Total revenues from operations were $3,102,514 for the year ended December 31, 2006 compared to $3,623,203 for the year ended December 31, 2005, a decrease of approximately 14%.
Cost of sales was $2,015,031 for the year ended December 31, 2006 compared to $2,552,749 for the year ended December 31, 2005, a decrease of approximately 21%.
The decrease in our revenues is primarily due to our primary focus on the private placement transaction in the fourth quarter 2006, that eventually was consummated on February 21, 2007. The Company had a constraint on cash which inhibited our ability to purchase sufficient inventory to sell and also hire the adequate sales and support personnel to sustain our growth. The decrease in our revenues was partially offset by the decrease in our associated cost of sales which resulted in an increasing gross margin. Our gross margin was 35% for the year ended December 31, 2006 compared to 30% for the year ended December 31, 2005. The increase is due to management’s efforts to increase profits through managed quotes,execution of only very profitable contracts due to our limited resources and purchasing power.
General and Administrative Expenses
General and administrative expenses were $1,103,437 and $1,034,235 for the year ended December 31, 2006 and 2005, respectively, an increase of approximately 7%. The increase in fiscal 2006 was due primarily to the additional professional fees and associated expenses incurred with respect to the merger of Brookside with Cruisestock.
Rental expense for operating leases during the years ended December 31, 2006 and 2005 was approximately $52,368 and $51,000, respectively.

Interest Expense
Interest expense was $47,106 and $40,776 the years ended December 31, 2006 and 2005, respectively, an increase of approximately 16%. This increase is due primarily to the increase in Notes Payable of $198,000 partially offset by our repayments of $20,707 during 2006.
Long term debt as of December 31, 2006 and 2005 consisted of the following:

	2006	2005
Secured note payable to a bank, accruing interest at a prime rate plus 2% (19.25% as of September 30, 2007) maturing July 26, 2007, with monthly payments of $2,302(1)	$32,011	$39,217

Note payable to an individual, unsecured, accruing interest at 2% per annum, maturing on March 30, 2007	176,000	125,000

Notes payable to executive officers and stockholders, unsecured, accruing interest at rates ranging from 0% to 7% per annum, due on demand	355,852	217,400

Note payable to MAJ Ventures, Ltd., unsecured, accruing interest at 10% per annum and maturing March 30, 2007	60,000	65,000
Total long term debt	$623,863	$446,617

(1)	All notes payable to the bank are secured by certain assets of Brookside.
Brookside is in the process of restructuring or extending the maturity dates on its long-term debt. Effective February 21, 2007 the Company converted the $100,000 note payable to Chris Phillips (included in the “Notes Payable to Executive Officers and Stockholders” amount of $355,852) to series A Convertible Preferred Stock to repay this debt.
Income Taxes
     No income tax benefit has been recorded in any period presented due to the uncertainty of realization of any related deferred tax asset.
Net Profit/Net Loss from Operations
     Brookside realized a net loss from operations of ($109,793) for the year ended December 31, 2006 compared to a loss of ($35,472) for the year ended December 31, 2005. The decrease in profitability is attributable, primarily, to the decrease in sales of approximately $521,000, partially offset by reduced costs of goods sold as a percentage of revenues. The decrease in sales was primarily due to reduction in sales force and inability to purchase adequate inventory due to the financial constraints of the Company in the third and fourth quarter of 2006.
Net Loss Available to Common Stockholders Per Share
     Net loss available to common stockholders per basic and diluted share for the fiscal years ended December 31, 2006 and 2005, respectively, was ($0.50) and ($0.29). These Brookside shares were convertible into 7,500,000 shares of Cruisestock common stock at February 21, 2007 at a ratio of 41.33224 Cruisestock common shares for each Brookside common share. A total of 11,500,000 common shares were outstanding immediately after the reverse merger transaction. Net loss available to common stockholders per basic and diluted share for the fiscal years ended December 31, 2006 and 2005, respectively, was ($0.015) and ($0.007) on a equivalent basis.

Inflation and Seasonality
     Management believes that inflation had no material effect on the operations of our financial condition for the years ended 2006 and 2005. Management does not believe that our business is materially impacted by seasonality.
Liquidity and Capital Resources
Historically, we have financed Brookside primarily through loans. See – Interest expense. On February 21, 2007, we completed a private placement of series A preferred stock. See Note 1 to Financial Statements. We believe that the net proceeds of approximately $500,000 before professional fees that we received in the private placement, in addition to our cash flow from operations and cash and cash equivalents, will be sufficient to meet our working capital requirements for the next 12 months. We may use a portion of such net proceeds to repay a portion of our borrowings. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through the acquisition of other strategic partners, the depletion of our working capital would be accelerated. To the extent that it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We also may seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We have no assurance that future financings will be available to us on acceptable terms. If financing is not available to us on acceptable terms, we may be unable to continue our operations. Brookside incurred net losses during 2006 and 2005. These historical losses raise doubt about Brookside’s ability to continue as a going concern. See Risk Factors.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 3, Significant Accounting Policies, contained in the explanatory notes to our financial statements contained in this Report. On an on-going basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, and impairment of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.
Revenue Recognition
Brookside derives its revenues primarily from sales of converged VOIP telecommunications equipment and professional services implementation/installation, data and wireless equipment and installation, recurring maintenance/managed service and network service agreements and other services. It recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB No. 104. Under SAB 101 and SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured. Sales are recorded net of discounts, rebates, and returns.
Brookside’s recognizes revenue from the equipment sales and installation services at the completion of the contract and acceptance by the customer. A majority of equipment sales and installation services revenues are billed in advance on a monthly basis based upon the fixed price, and are included both accounts receivable and deferred income on the accompanying balance sheets. Direct costs incurred on such contracts are deferred until the related revenue is recognized and are included in deferred contract costs on the accompanying balance sheets.

Brookside also provides professional services (maintenance/managed services) on a fixed price basis. These services are billed as bundles and or upon completion of the services.
Recent Accounting Pronouncements
Effective July 1, 2005, Brookside adopted SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board (“APB”) Opinion No. 29 (“SFAS 153”). SFAS 153 amended prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 were required to be applied prospectively. SFAS 153 did not have a material impact on Brookside’s financial statements.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). The statement requires retrospective application to prior periods’ financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 did not have a material impact on Brookside’s financial statements.
In December 2004, the FASB issued SFAS 123 (revised 2004) Share-Based Payment (“SFAS 123(r)”), which revised SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(r) provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities. SFAS 123(r) also requires that the cost of all share-based transactions be measured at fair value and recognized over the period during which an employee is required to provide service in exchange for an award. The adoption of SFAS 123(r) is expected to increase compensation expense during the period that employees vest in their stock options, if and when granted.
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal periods beginning after December 15, 2006. The Company will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. The Company is in the process of determining the impact of this interpretation on its financial position, results of operations and cash flows.
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements ” (“Statement No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. This statement is effective for fiscal periods beginning after November 15, 2007 and interim periods within those fiscal years. The Company is in the process of determining the impact of Statement No. 157 on its financial position, results of operations and cash flows.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements ” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The adoption of SAB No. 108 did not have a material impact on the Company’s financial position, results of operations or cash flows.

     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities ” (“Statement No. 159”). Statement No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. Statement No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of Statement No. 159 on its financial position, results of operations and cash flows.
     In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP is effective for fiscal years beginning after December 15, 2006. The Company adopted FSP EITF 00-19-2 in the first quarter of 2007 as a result of its issuance of Series A Preferred Stock and warrants subject to a registration payment agreement in February 2007FSP EITF 00-19-2 requires that the contingent obligation to pay liquidated damages under the securities purchase agreement should be separately recognized and measured in accordance with FASB Statement No. 5 (FASB No. 5), Accounting for Contingencies”.
     Effective January 1, 2006, the Company adopted prospectively SFAS No. 155, Accounting for Certain Hybrid Instruments (“SFAS 155”). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging (“SFAS 133”) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. Statement No. 155 did not have a material effect on the Company’s financial position, results of operations or cash flows.
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 156”). Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. SFAS 156 will be applied prospectively and is effective for fiscal years beginning after September 15, 2006. The Company does not expect SFAS 156 to have a material impact on the Company’s consolidated financial statements.
RISK FACTORS
An investment in our securities involves a high degree of risk. In determining whether to purchase our securities, you should carefully consider all of the material risks described below, together with the other information contained in this prospectus before making a decision to purchase our securities. You should only purchase our securities if you can afford to suffer the loss of your entire investment.
RISKS RELATED TO OUR BUSINESS:
We may not be able to implement our growth strategy.
In addition to operating Brookside’s historical business, we intend to undertake certain strategic acquisitions over the next 12 months. See Description of Business – Growth Strategy. Based upon the net proceeds of approximately $800,000 before professional fees we received in connection with the Private Placement, we believe we can satisfy our cash requirements for the next 12 months. However, we may need to seek additional financing to achieve our business objectives and there can be no assurances that we will be able to secure such financing. If we are unable to obtain additional financing, we may not be able to implement our growth strategy. If we raise capital in the form of an equity financing, this will have a dilutive affect on our current stockholders.

If we are unable to achieve our growth strategy or obtain additional financing, we may be unable to continue operating as a going concern.
Brookside is expected to begin to incur additional expenses as a result of being a public company. If Brookside is unable to undertake strategic acquisitions that positively contribute to net profit, its increased expenses may cause the company to incur net losses, as a result of which the company may not be able to continue as a going concern. Brookside incurred net losses in 2006 and 2005. Its auditor has issued a going concern opinion.
As a result of the Exchange Transactions, our expenses will increase significantly.
As a result of the Exchange Transactions, our ongoing expenses are expected to increase significantly, including expenses in compensation to our officers, ongoing public company expenses, including increased legal and accounting expenses as a result of our status as a reporting company and the requirement that we register the shares underlying the preferred stock and warrants issued pursuant to the Purchase Agreement, expenses incurred in complying with the internal controls requirements of the Sarbanes-Oxley Act, and obligations incurred in connection with the acquisition of Brookside. Our failure to generate sufficient revenue and gross profit could result in reduced profits or increased losses as a result of the additional expenses.
Fluctuations in our operating results and announcements and developments concerning our business affect our stock price.
Our quarterly operating results, the number of stockholders desiring to sell their shares, changes in general economic conditions and the financial markets, the execution of new contracts and the completion of existing agreements and other developments affecting us, could cause the market price of our common stock to fluctuate substantially.
Our officers and directors are involved in other businesses which may cause them to devote less time to our business.
Our officers’ and directors’ involvement with other businesses may cause them to allocate their time and services between us and other entities. Consequently, they may give priority to other matters over our needs which may materially cause us to lose their services temporarily which could affect our operations and profitability.
We are dependent upon third party suppliers to provide our products, and the loss of these suppliers or a disruption or interruption in the supply chain may adversely affect our business.
We do not manufacture any of our products. We purchase our products from third parties. The loss of one or more of our suppliers could cause a significant disruption or interruption in the supply chain and could have a material adverse effect on our business.
Our success depends, in part, on the quality of our products.
Our success depends, in part, on the quality of our products. If our products are found to be defective or unsafe, or if they otherwise fail to meet our customers’ standards, our relationship with our customers could suffer, our brand appeal could be diminished, and we could lose market share and/or become subject to liability claims, any of which could result in a material adverse effect on our business, results of operations and financial condition.
Our business is dependent on our relationship with certain strategic partners.
Brookside is a Nortel Premium Advantage Partner. As such, Brookside provides Nortel certified System Design and Support professionals for pre-sales system design, implementation, and project management. Brookside also is an Authorized AT&T Solution Provider. Together with AT&T, Brookside helps all sizes of companies design, deploy and manage their Voice, Data, IP, long distance, and/or IP-MPLS solutions that provide the perfect circuit for voice over IP implementations. A loss of either of these relationships could have a material adverse effect on our business.
RISKS RELATING TO OUR CURRENT FINANCING ARRANGEMENT:

There are a large number of shares underlying our series A convertible preferred stock and warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock.
In connection with the Private Placement and Exchange Transactions, we have issued shares of Preferred Stock that initially are convertible into 3,870,805 shares of common stock, along with warrants that initially are convertible into a total of 4,954,630 shares of common stock. We have agreed to register the resale of all the shares of common stock underlying the Preferred Stock and the warrants. Further, prior to the Exchange Transactions, we registered the resale of 4,000,000 shares of common stock. The sale of any of the foregoing shares of common stock may adversely affect the market price of our common stock. As of March 24, 2007 the Company hasn’t experienced a significant amount of trading volume. The Company may experience liquidated damages if it fails to register the shares of Series A preferred stcok and warrants.
RISKS RELATING TO OUR COMMON STOCK:
Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
As a public company, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 and the rules and regulations of the OTCBB. The requirements of these rules and regulations will increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming or costly, and may also place undue strain on our personnel, systems and resources.
The Sarbanes-Oxley Act will require, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. This can be difficult to do. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. We have a substantial effort ahead of us as we implement the appropriate processes, document the system of internal control over relevant processes, assess their design, remediate any deficiencies identified, and test their operation. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition and results of operations. These efforts will also involve substantial accounting related costs.
Under the Sarbanes-Oxley Act and the rules and regulations of the OTCBB market, we are not required to maintain a board of directors with a majority of independent directors. To the extent we become required to do so, we expect these rules and regulations may make I more difficult and more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. If we are unable to maintain adequate directors’ and officers’ insurance, our ability to recruit and retain qualified directors, especially those directors who may be considered independent and officers will be significantly curtailed.
We are not required to meet or maintain any listing standards for our common stock to be quoted on the OTC Bulletin Board, which could affect our stockholders’ ability to access trading information about our stock.
OTCBB Market is separate and distinct from the NASDAQ Stock Market and any national stock exchange, such as the New York Stock Exchange or the American Stock Exchange. Although the OTC Bulletin Board is a regulated quotation service operated by the National Association of Securites Dealers (“NASD”). That displays real-time quotes, last sales prices, and volume information in over-the-counter (OTC) equity securities like our common stock, we are not required to meet or maintain any qualitative or quantitative standards for our common stock to be quoted on the OTCBB. Our common stock does not presently meet the minimum listing standards for listing on the Nasdaq Stock Market or any national securities exchange, which could affect our stockholders’ ability to access trading information about our common stock.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.
Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.
Our directors and executive officers beneficially own approximately 57% of our common stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on our stock price; stockholders may be unable to exercise control.
As of March 24, 2007, our executive officers, directors and affiliated persons beneficially owned approximately 57% of our common stock. As a result, our executive officers, directors and affiliated persons will have significant influence to:
•	elect or defeat the election of our directors;

•	amend or prevent amendment of our articles of incorporation or bylaws;

•	effect or prevent a merger, sale of assets or other corporate transaction; and

•	control the outcome of any other matter submitted to the stockholders for vote.
As a result of their ownership and positions, our directors and executive officers collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.
Because we may be subject to the “penny stock” rules, you may have difficulty in selling our common stock.
If our stock price is less than $5.00 per share, our stock may be subject to the SEC’s penny stock rules, which impose additional sales practice requirements and restrictions on broker-dealers that sell our stock to persons other than established customers and institutional accredited investors. The application of these rules may affect the ability of broker-dealers to sell our common stock and may affect your ability to sell any common stock you may own. According to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:
•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•	The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.
As an issuer of “penny stock” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.
Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock company, we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.
Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.
Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We may be required in the future to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires increased control over financial reporting requirements, including annual management assessments of the effectiveness of such internal controls and a report by our independent certified public accounting firm addressing these assessments. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.
ITEM 7. FINANCIAL STATEMENTS
Our financial statements, together with the report of auditors, are as follows:

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Our Registered Independent Public Accountant is PMB Helin Donovan, LLP. We do not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.
ITEM 8A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Michael Nole, our principal executive officer and Bryan McGuire, our principal financial officer, evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and our principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, in reports that we file or submit under the Exchange Act.
Changes in internal controls
We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and , therefore, no corrective action was taken.
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
Changes in Directors and Executive Officers
On February 21, 2007, Ruth Shepley, our sole director, resigned as an officer of Cruisestock and appointed Michael Nole as Chief Executive Officer and Bryan McGuire as Chief Financial Officer of Cruisestock. Michael Dance was the President of Brookside prior to the Exchange Transactions and continues to serve as President of Brookside. Further, on February 21, 2007, Ms. Shepley, acting in her capacity as the sole director on the board of directors, increased the size of Cruisestock’s board to two and appointed Michael Nole to fill the vacancy. Ms. Shepley has since resigned from the Board of Directors.
Executive Officers and Directors
Below are the names and certain information regarding Cruisestock’s executive officers, directors and director nominees. Officers are elected annually by the Board of Directors. Each of the following officers and directors were elected on February 21, 2007.

Name	Age	Position
Michael Nole	41	Chief Executive Officer and Director
Bryan McGuire	41	Chief Financial Officer
Michael Dance	46	President of Brookside
Background of Executive Officers and Directors
Michael Nole. Mr. Nole serves as Chief Executive Officer and director of Cruisestock. He has over 18-years experience within the communications industry. Since 2002, he has been a private consultant to the VoIP and telecom industry and since 2005 worked as a private consultant with Brookside. During this time and since 1998, he co-founded Experience Total Communications, Inc. (ETC), a communications-consulting firm specializing and consulting directly with clients in all areas of communications including Voice, Data, and Wireless communications products and services and formed a subsidiary company, Enterprise Consulting Group, Inc., expanding the consulting services to include management consulting and business development. Prior to that, over a 12 year period, he held various executive management positions with Executone Information Systems, Inc., which later became Executone Business Solutions, Claricom, and Staples Communications, which was, in turn, acquired by NextiraOne, LLC. His responsibilities included the management of sales/marketing, installation and service, and inventory of multiple districts and regions throughout the United States.
Michael Dance. Mr. Dance serves as President of Brookside. He began his career in 1984 with Executone Information Systems, Inc., which later became Executone Business Solutions, Claricom, and Staples Communications, which was, in turn, acquired by NextiraOne, LLC. Mr. Dance was responsible for the sales and marketing of telephone and voice mail equipment and related technologies and was consistently one of the top performers in the company until he left the company to start Brookside Technology Partners, Inc. in early 2002. Mr. Dance was involved in some of the very first Voice over IP implementations for multi-site customers as well as the implementation of unified messaging solutions.
Bryan McGuire. Mr. McGuire serves as the Chief Financial Officer of Cruisestock. He has over 18-years experience in executive finance specializing in growing companies. From 2000 to 2006, Mr. McGuire was the Chief Financial Officer for Ker’s WingHouse where revenue grew from $12,000,000 to $50,000,000 during his tenure. From 1997 to 2000, he was Vice President of Finance & MIS for Hops Restaurant Bar & Brewery where they experienced growth from 22 units to 78. Prior to that, he was Controller with Cucina! Cucina! based in Seattle where he experienced growth from 12 to 30 locations. Prior to that he was with Medical Resources Inc. where he was responsible for all finance and SEC reporting. From 1991 to 1995 he was with Checker’s Drive-in Restaurants. Experience at Checkers included an IPO, a secondary public offering, Private Placement and growth from 103 restaurants to over 550. Mr. McGuire began his career in 1987 in public accounting with Concannon Miller & Company and Cherry Bekaert & Holland, CPA’s.
Family Relationships
There are no family relationships among the individuals comprising our board of directors, management and other key personnel.
Board Committees
The Board may appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges; although such requirements currently do not apply to Cruisestock. Until further determination by the Board, the full Board will undertake the duties of the audit committee, compensation committee and nominating committee.
Code of Ethics
We have formally adopted a written code of ethics that applies to our board of directors, principal executive officer, principal financial officer and employees. See Item 13.
ITEM 10. EXECUTIVE COMPENSATION
On February 21, 2007, Ruth Shepley, our sole director, resigned as an officer of Cruisestock and appointed Michael Nole as Chief Executive Officer and Bryan McGuire as Chief Financial Officer of Cruisestock. Michael Dance was the President of Brookside prior to the Exchange Transactions and continues to serve as President of Brookside. Further, on February 21, 2007, Ms. Shepley, acting in her capacity as the sole director on the board of directors, increased the size of Cruisestock’s board to two and appointed Michael Nole to fill the vacancy. Ms. Shepley has since resigned from the Board of Directors.
Employment Agreements
We currently do not have any employment agreements with any of our executive officers.
Compensation of Directors
There are presently no arrangements providing for payments to directors for director or consulting services. We expect to establish these arrangements shortly upon increased business activities.

Compensation Discussion and Analysis
Since inception, Cruisestock has not paid any compensation to its sole executive officer in light of Cruisestock’s cash position and status as a start up company. After the Change of Control, we expect to round out our management team and our board of directors intends to review and modify, as necessary, our executive compensation policies in light of our current status as a new operating company and working capital (deficit) positions. This review will be conducted with the goal of compensating our executives so as to maximize their, as well as our, performance. We do not currently have any employment agreement with any of our executive officers. We also do not currently have a stock option or restricted stock plan. There are no outstanding options owned by any of our executive officers.
Compensation Committee Interlocks and Insider Participation
During 2006, we did not have a compensation committee or another committee of the board of directors performing equivalent functions. Instead the entire board of directors performed the function of compensation committee.
SUMMARY COMPENSATION TABLE
The following table sets forth information concerning the total compensation that Cruisestock has paid or that has accrued on behalf of Cruisestock’s chief executive officer and other executive officers with annual compensation exceeding $100,000 during the years ended December 31, 2006, 2005 and 2004.

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
				Other		Securities		All Other
				Annual		Underlying	LTIP	Compen-
Name and Principal				Compen-	Restricted Stock	Options/	Pay-	sation
Position	Year	Salary ($)	Bonus (4)	sation ($)	Award(s)	SARs	outs	($)
Ruth Shepley-CEO	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michael Nole-CEO	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2005	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2004	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Michael Dance -	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A
President	2005	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2004	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Bryan McGuire -	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A
CFO	2005	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2004	N/A	N/A	N/A	N/A	N/A	N/A	N/A
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The following table sets forth certain information, as of February 21, 2007 with respect to the beneficial ownership of Cruisestock’s outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers, directors and director nominees; and (iii) our directors, director nominees and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

	Common Stock	Percentage of Common stock
Name of Beneficial Owner(1)	Beneficially Owned	Beneficially Owned (2)
Officers and Directors
Michael Nole	2,500,000	21.7%
Michael Dance	4,000,000	34.8%
Bryan McGuire	0	*
5% Shareholders
Apogee Financial Investments, Inc.(3)	2,602,155	22.6%

All officers and directors as a group (4 persons)	6,500,000	57%

*	Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Brookside Technology Partners, Inc. 4902 Eisenhower Blvd., Suite 185, Tampa, FL 33634.

(2)	Applicable percentage ownership of common stock is based on 11,500,000 shares of common stock outstanding as of February 21, 2007, together with securities exercisable or convertible into shares of common stock within 60 days of February 21, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock underlying convertible securities that are currently exercisable or exercisable within 60 days of February 21, 2007 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Represents 759,165 shares of common stock underlying the shares of Preferred Stock owned by Apogee Financial Consultants, Inc. and the following warrants:
(i)	a series A warrant issued to Midtown Partners, & Co, LLC to purchase 270,956 shares of common stock at an exercise price of $0.80;

(ii)	a series B warrant issued to Midtown Partners, & Co, LLC to purchase 270,956 shares of common stock at an exercise price of $1.60;

(iii)	a series C warrant issued to Midtown Partners, & Co, LLC to purchase 541,912 shares of common stock at an exercise price of $0.40.

(iv)	a series A warrant issued to Apogee Financial Consultants, Inc. to purchase 379,583 shares of common stock at an exercise price of $0.80; and

(v)	a series B warrant issued to Apogee Financial Consultants, Inc. to purchase 379,583 shares of common stock at an exercise price of $1.60.
Apogee Financial Investments, Inc. is the sole member of Midtown Partners & Co., LLC.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Except as set forth below, there were no transactions during the last two fiscal years, and there are no proposed transactions, to which Cruisestock was or is to become a party in which any director, executive officer, director nominee, beneficial owner of more than five percent (5%) of any class of our stock, or members of their immediate families had, or is to have, a direct or indirect material interest:
Midtown Partners & Co., LLC, which served as placement agent in connection with the Preferred Stock Purchase Agreement, received an aggregate placement agent fee of $150,000 in cash, and the following common stock purchase warrants:
(i)	Series A warrants to purchase 270,956 shares of common stock at an exercise price of $0.80,

(ii)	Series B warrants to purchase 270,956 shares of common stock at an exercise price of $1.60, and

(iii)	Series C warrants to purchase 541,912 shares of common stock at an exercise price of $0.40.
The series C warrant has an exercise price of $0.40 and a term of three years. All the placement agent warrants shall provide for cashless exercise. Midtown Partners & Co., LLC is an NASD registered broker-dealer.
Michael Dance, the President of Cruisestock and Brookside, has loaned $29,000 to Brookside and Michael Nole has loaned $30,000 to Brookside, which loans are payable on demand. Cruisestock may use a portion of the funds from the Private Placement to repay these loans.

The Company entered into a consulting agreement with Michael Nole, the Company’s CEO, for consulting services to enhance productivity, secure financing, advise on potential mergers and acquisitions, and provide additional business advice. The Company paid $30,000 over the one year term of the consulting contract beginning January 1, 2006 through the delivery of 96,800 shares of the common stock of the Company.
The Company purchases equipment from Wave Tech Plus. This company is considered a related party as Brookside and Wave Tech Plus have entered into agreement to merge the two entities. During the years ended 2006 and 2005, Brookside purchased $42,170 and $116,275, respectively, from Wave Tech Plus.
Given our small size and limited financial resources, we had not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, directors and significant stockholders. We intend to establish such policies and procedures so that such transactions will, on a going-forward basis, be subject to review, approval or ratification of our board of directors, or an appropriate committee thereof.
The Company currently has one director, Mike Nole. Mr Nole is not independent. The board does not have any separate committees.
ITEM 13. EXHIBITS
Exhibit 2.1 – Stock Exchange Agreement among Cruisestock, Inc. and the Stockholders of Brookside*
Exhibit 2.2 – Securities Purchase Agreement among Brookside, Cruisestock and Ruth Shepley.*
Exhibit 3.1 – Cruisestock Articles of Incorporation**
Exhibit 3.2 – Cruisestock Articles of Amendment****
Exhibit 3.3 — Articles of Exchange*
Exhibit 3.4 – Cruisestock ByLaws**
Exhibit 3.5 – Cruisestock Certificate Designation of Series A Convertible Preferred Stock*
Exhibit 10.1 – Securities Purchase Agreement by and among Cruisestock and the investors identified Therein.*
Exhibit 10.2 – Investor Rights Agreement*
Exhibit 10.3 – Form of Series A Common Stock Purchase Warrant*
Exhibit 10.4 – Form of Series B Common Stock Purchase Warrant*
Exhibit 10.5 – Form of Series C Common Stock Purchase Warrant*
Exhibit 10.6 – Midtown Partners & Co., LLC Placement Agent Agreement*
Exhibit 31.1 – Certification of Chief Executive Officer pursuant to Rule 13a-14(a) pf the Securities Exchange Act of 1934.
Exhibit 31.2 – Certification of Chief Financial Officer pursuant to Rule 13a-14(a) pf the Securities Exchange Act of 1934.
Exhibit 32.1 – Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2 – Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 33.1 – Code of Ethics***

*	Incorporated by reference from to Cruisestock’s Form 8-K filed with the Securities and Exchange Commission on February 27, 2007.

**	Incorporated by reference from Cruisestock’s Form SB-2 Registration Statement filed with the Securities and Exchange Commission on June 12, 2006 (File No. 333-135233).

***	Incorporated by reference from to Cruisestock’s Form 10-KSB for the period ending August 31, 2006 filed with the Securities and Exchange Commission on October 20, 2006.

****	Incorporated by reference from to Cruisestock’s Form 8-K filed with the Securities and Exchange Commission on February 12, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
For the Company’s fiscal year ended August 31, 2006, we were billed approximately $4,800 for professional services rendered for the audit of the Cruisestock financial statements. We also were billed approximately $2,000 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended August 31, 2006 by Malone and Bailey, LLP. During 2006, the Company was billed approximately $36,000 for professional services rendered in connection with the audit of the Brookside financial statements. We were also billed approximately $11,000 for professional services rendered in connection with the review of the financial statements included in our Form 8-K filing upon the merger transaction with Brookside.
Tax Fees
For the Company’s fiscal year ended August 31, 2006 and 2005, we were billed approximately $0 and $0 for professional services rendered for tax compliance, tax advice, and tax planning.
All Other Fees
The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended August 31, 2006 and 2005.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Cruisestock, Inc.
By: /s/ Michael Nole
Michael Nole, Chief Executive Officer

Dated: March 30, 2007

Brookside Technology Partners, Inc.
Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Brookside Technology Partners, Inc.:
We have audited the accompanying balance sheets of Brookside Technology Partners, Inc. (the Company) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookside Technology Partners, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.
The accompanying financial statements have been prepared assuming that Brookside Technology Partners, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred net losses during 2006 and 2005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
PMB Helin Donovan, LLP
March 29, 2007
Austin, Texas

BROOKSIDE TECHNOLOGY PARTNERS, INC
BALANCE SHEETS
As of December 31, 2006 and 2005

	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$35,666	$—
Accounts receivable, net	333,429	1,338,153
Inventory	39,160	29,640
Deferred contract costs	10,883	457,667
Prepaid expenses	—	5,397

Total current assets	419,138	1,830,857

Property and equipment
Office equipment	178,424	173,018
Furniture, fixtures and leasehold improvements	12,960	14,560

	191,384	187,578
Less: accumulated depreciation	(127,976)	(78,393)

Property and equipment, net	63,408	109,185

Deposits and other assets	—	3,534

TOTAL ASSETS	$482,546	$1,943,576

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilties
Current liabilities
Accounts payable and accrued expenses	$368,419	$1,288,862
Billings in excess of revenues	227,195	915,081
Payroll liabilities	37,436	2,720
Bank overdraft	—	11,413
Current portion of long term debt	623,863	446,617
Other current liabilities	71,633	45,090

Total current liabilites	1,328,546	2,709,783

Long term debt, less current portion	—	—

Total liabilities	1,328,546	2,709,783

Stockholders’ deficit
Common stock, $.01 par value, 100,000,000 shares authorized, 217,800 shares issued and outstanding at December 31, 2006 and 121,000 shares issued and outstanding at December 31, 2006 and 2005	2,178	1,210
Additional paid in capital	398,749	369,717
Retained deficit	(1,246,927)	(1,137,134)

Total stockholders’ deficit	(846,000)	(766,207)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$482,546	$1,943,576

See accompanying notes and independent auditors’ report.

BROOKSIDE TECHNOLOGY PARTNERS, INC
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006 and 2005

	December 31
	2006	2005
REVENUES
Installation and other services	$776,052	$1,449,072
Equipment sales	2,326,461	2,174,131

Total revenues	3,102,514	3,623,203

COST OF SALES	2,015,031	2,552,749

GROSS PROFIT	1,087,483	1,070,454

OPERATING EXPENSES
General and administrative	1,103,437	1,034,235
Depreciation expense	51,185	33,759

Total operating expenses	1,154,622	1,067,994

OTHER INCOME (EXPENSE)
Interest expense	(47,106)	(40,776)
Other income (expenses), net	4,452	2,844

Total other income (expense)	(42,655)	(37,932)

LOSS BEFORE
INCOME TAXES	(109,793)	(35,472)

Income tax benefit	—	—

NET LOSS	$(109,793)	$(35,472)

Loss per share- basic and fully diluted	$(0.50)	$(0.29)

Weighted average shares outstandings (1)	217,800	121,000

Loss per share- basic and fully diluted	$(0.015)	$(0.007)

Weighted average shares outstandings (1)	7,500,000	5,000,000

(1)	These shares were convertible into 7,500,000 shares of Cruisestock common stock at February 21, 2007 at a ratio of 41.33224 Cruisestock common shares for each Brookside common share. A total of 11,500,000 common shares were outstanding immediately after the reverse merger transaction.
See accompanying notes and independent auditors’ report.

BROOKSIDE TECHNOLOGY PARTNERS, INC
STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006 and 2005

	Common Stock
	Common shares	Common Stock	Additional Paid in Capital	Retained Earnings	Total
Balance at December 31, 2004	121,000	1,210	369,717	(1,101,662)	(730,735)

Net loss	—	—	—	(35,472)	(35,472)

Balance at December 31, 2005	121,000	$1,210	369,717	(1,137,134)	$(766,207)

Common stock issued for services	96,800	968	29,032	—	30,000

Net loss	—	—	—	(109,793)	(109,793)

Balance at December 31, 2006	217,800	$2,178	398,749	(1,246,927)	$(846,000)

See accompanying notes and independent auditors’ report.

BROOKSIDE TECHNOLOGY PARTNERS, INC
STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(109,793)	$(35,472)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	51,185	33,759
Common stock issued for services	30,000	—
(Increase) decrease in:
Accounts receivable	1,004,724	(1,125,915)
Inventory	(9,520)	5,500
Deferred contract costs	446,784	(388,859)
Prepaid expenses	5,397	2,290
Deposits and other assets	3,534	(602)
Increase (decrease) in:
Accounts payable and accrued expenses	(920,443)	880,341
Accrued payroll liabilities	34,716	(43,215)
Billings in excess of revenues	(687,886)	633,551
Other current liabilites	15,130	(15,753)

	(26,379)	(18,903)

NET CASH USED IN OPERATING ACTIVITIES	(136,173)	(54,375)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(5,406)	—

NET CASH USED IN INVESTING ACTIVITIES	(5,406)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long term debt	197,952	260,285
Repayment of long term debt	(20,707)	(205,943)

NET CASH PROVIDED BY FINANCING ACTIVITIES	177,245	54,342

NET INCREASE (DECREASE) IN CASH	35,666	(33)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	33

CASH AND CASH EQUIVALENTSAT END OF YEAR	$35,666	$—

SUPPLEMENTAL DISCLOSURE
Income taxes paid	$—	$—

Interest paid	$16,738	$34,541

Non-cash prepaid expense to related party for consulting fees, paid in common stock	$30,000	$—

See accompanying notes and independent auditors’ report.

BROOKSIDE TECHNOLOGY PARTNERS, INC.
Notes to Financial Statements
December 31, 2006 and 2005
Note 1 — Nature of Business
Organization
Brookside Technology Partners, Inc., a Texas corporation (“Brookside”)was originally formed in December 2001. However, on February 21, 2007, Brookside was acquired by Cruisestock, Inc. (“Cruisestock” or the “Company”) whereby Cruisestock entered into and consummated a Securities Purchase Agreement (the “Common Stock Purchase Agreement”) with Brookside and Ruth Shepley, the former president of Cruisestock. Simultaneously therewith, Cruisestock entered into and consummated securities purchase agreements with a group of accredited investors for the sale of convertible preferred stock and warrants for an aggregate purchase price of $1,514,990 (the “Preferred Stock Purchase Agreements”).
The aforementioned transactions resulted in a change in control of Cruisestock. We will refer to the forgoing transactions, collectively, as the “Exchange Transactions”. As a result of the Exchange Transactions, (i) Brookside became a wholly-owned subsidiary of Cruisestock, (ii) the former stockholders of Brookside obtained, collectively, the majority ownership of Cruisestock and (iii) Cruisestock succeeded to the business of Brookside as its sole business. As a result of the Exchange Transactions, Cruisestock intends to change its name in the future.
The following is a summary of the Exchange Transactions and agreements. This summary is qualified by reference to the actual agreements, all of which are being filed as exhibits to this Form 10-KSB. Pursuant to the Common Stock Purchase Agreement, Brookside purchased 20,000,000 shares of Cruisestock’s common stock from Cruisestock’s then majority shareholder, Ruth Shepley, for an aggregate purchase price of $127,930. Immediately after the closing of the transactions contemplated by the Common Stock Purchase Agreement, Brookside transferred the 20,000,000 shares acquired from Ms. Shepley to Cruisestock for cancellation. Cruisestock entered into a consulting agreement with Venture Fund II, Inc., pursuant to which Cruisestock paid to Venture Fund II, Inc. a consulting fee of $375,000 in cash, plus a warrant to acquire 250,000 shares of Cruisestock’s common stock at $.80 per share and a warrant to acquire 250,000 shares of Cruisestock’s common stock at $1.60 per share. Venture Fund II, Inc. converted $250,000 of such $375,000 fee into units in the Private Placement discussed below.
The shareholders of Brookside approved the Exchange Agreement on February 21, 2007, pursuant to which each shareholder received 41.3224 shares of Cruisestock common stock for each share of Brookside for a total of 9,000,000 shares. One shareholder also elected to surrender for cancellation 1,500,000 shares of Cruisestock common stock received in the exchange as part of the various closing transactions. Accordingly, the shareholders of Brookside own 7,500,000 equivalent shares of Cruisestock common stock out of a total 11,500,000 shares of common stock outstanding after the Exchange Transactions.

BROOKSIDE TECHNOLOGY PARTNERS, INC.
Notes to Financial Statements
December 31, 2006 and 2005
Note 1 — Nature of Business (continued)
Pro Forma Information
The following unaudited pro forma financial information presents the balance sheet as of December 31, 2006 as if the merger and the Series A Preferred stock issuance occurred on December 31, 2006 and the results of operations for the years ended December 31, 2005 and 2006 as if the acquisition had occurred at the beginning of each period presented. The pro forma financial information has been adjusted for the effect of common shares exchanged, issuance of Series A preferred stock, and fees paid. The pro forma financial information for the combined entities has been prepared for comparative purposes only and is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of each period presented, or of future results.

	Year Ended
	December 31,
	2006	2005
	(in thousands, except per share data)
Pro forma net revenues	$3,103	$3,623
Proforma preferred stock dividend	(121)	(121)

Pro forma net loss allocated to common shareholders	$(240)	$(156)

Pro forma net income per common share:
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)

Proforma basic and fully diluted weighted average common shares outstanding	11,500,000	11,500,000

As of
December 31, 2006
(in thousands,
except per share data)
Pro forma current assets	$921
Pro forma total assets	986

Pro forma current liabilities	1,094
Pro forma total liabilities	1,094
Pro forma Series A convertible preferred stock	$1,365
Pro forma stockholders’ deficit	$(1,473)
Nature of Operations
The Company is a provider of converged voice, data and wireless communications solutions, including Voice over IP and related technologies for corporate and government entities in the United States.

BROOKSIDE TECHNOLOGY PARTNERS, INC.
Notes to Financial Statements
December 31, 2006 and 2005
Note 2 — Going Concern Uncertainties
The Company has incurred net losses during 2006 and 2005. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations, raise additional financing through public or private equity financings, or secure other sources of financing to fund operations. The Company was able to fund operations with little additional funding and to manage its expenses in line with its operations during 2006 and 2005. There can be no assurances that any of these actions will be successful. On February 21, 2007, the Company’s new parent, Cruisestock, Inc., completed a private placement of series A preferred stock. See Note 1. We believe that the net proceeds that we received in the private placement, in addition to our cash flow from operations and cash and cash equivalents, will be sufficient to meet our working capital requirements for the next 12 months. We may use a portion of such net proceeds to repay a portion of our borrowings.
These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 3 — Significant Accounting Policies
The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to general practices within the telecommunications industry. The following summarizes the more significant of these policies.
Cash Equivalents
For purposes of the statements of cash flows, the Company considers short-term investments, which may be withdrawn at any time without penalty, and restricted cash, which will become available within one year from the date of the financial statements, to be cash equivalents.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.
Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. The following table shows estimated useful lives of property and equipment:

Classification	Useful Lives
Telecom Equipment	3-5 years
Software	3-5 years
Computer equipment	3-5 years
Furniture, fixtures and leasehold improvements	2-7 years

BROOKSIDE TECHNOLOGY PARTNERS, INC.
Notes to Financial Statements
December 31, 2006 and 2005
Note 3 — Significant Accounting Policies (continued)
The Company periodically evaluates the estimated useful lives used to depreciate its assets and the estimated amount of assets that will be abandoned or have minimal use in the future. While the Company believes its estimates of useful lives are reasonable, significant differences in actual experience or significant changes in assumptions may affect future depreciation expense.
Expenditures for maintenance and repairs are charged to expense as incurred. Major expenditures for additions, replacements and betterments are capitalized. When assets are sold, retired or fully depreciated, the cost, reduced by the related amount of accumulated depreciation, is removed from the accounts and any resulting gain or loss is recognized as income or expense.
Financial Instruments and Credit Risk
Financial instruments that potentially subject the Company to credit risk include cash and cash equivalents, accounts receivable and unbilled receivables from customers. Cash is deposited in demand accounts in federally insured domestic institutions to minimize risk. Accounts receivable and unbilled receivables are generally unsecured. With respect to accounts receivable and unbilled receivables, the Company performs ongoing credit evaluations of customers and generally does not require collateral.
Receivables are concentrated with a small number of customers (note 8). The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. There were no allowances for credit losses at December 31, 2006 and 2005.
The amounts reported for cash equivalents, receivables, accounts payable, accrued liabilities and notes payable are considered to approximate their market values based on comparable market information available at the respective balance sheet dates and their short-term nature.
Inventories
Inventories are comprised primarily of spare parts or common parts used in telephone system installations and are stated at the lower of cost (first-in, first out) or market through the use of an inventory valuation allowance. In order to assess the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements compared to current or committed inventory levels. Allowance requirements generally increase as the projected demand requirement decreases due to market conditions, technological and product life cycle changes.
Income taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset in which the Company is not able to determine on a more likely than not basis that the deferred tax asset will be realized.

BROOKSIDE TECHNOLOGY PARTNERS, INC.
Notes to Financial Statements
December 31, 2006 and 2005
Note 3 — Significant Accounting Policies (continued)
Impairment of Long-Lived Assets
FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FASB Statement No. 144 requires that a long-lived asset (asset group) to be held and used be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability, whether in use or under development. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. The Company periodically evaluates whether it has incurred any impairment loss. The Company has not made a provision for an impairment loss as of December 31, 2006 and 2005.
Revenue Recognition
The Company derives its revenues primarily from sales of converged VOIP telecommunications equipment and professional services implementation/installation, data and wireless equipment and installation, recurring maintenance/managed service and network service agreements and other services. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB No. 104. Under SAB 101 and SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured. Sales are recorded net of discounts, rebates, and returns.
The Company’s recognizes revenue from the equipment sales and installation services at the completion of the contract and acceptance by the customer. A majority of equipment sales and installation services revenues are billed in advance on a monthly basis based upon the fixed price, and are included both accounts receivable and deferred income on the accompanying balance sheets. Direct costs incurred on such contracts are deferred until the related revenue is recognized and are included in deferred contract costs on the accompanying balance sheets.
The Company also provides professional services (maintenance/managed services) on a fixed price basis. These services are billed as bundles and or upon completion of the services.

BROOKSIDE TECHNOLOGY PARTNERS, INC.
Notes to Financial Statements
December 31, 2006 and 2005
Note 3 — Significant Accounting Policies (continued)
Warranty Reserves
Reserves are provided for estimated warranty costs when revenue is recognized. The costs of warranty obligations are estimated based on warranty policy or applicable contractual warranty, historical experience of known product failure rates and use of materials and service delivery charges incurred in correcting product failures. Specific warranty accruals may be made if unforeseen technical problems arise. If actual experience, relative to these factors, adversely differs from these estimates, additional warranty expense may be required. To date the Company has not accrued for warranty costs as the telecommunications equipment is covered by original equipment manufacturer warranties and the remaining costs have not been considered material the financial statements.
Advertising
The Company recognizes advertising expenses as incurred.
Earnings Per Common Share
Basic and diluted net income per common share is presented in conformity with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128) for all periods presented. Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding.
Earnings Per Common Share
Below is a reconciliation of the numerators and denominators of basic and diluted earnings per share for each of the following years:

	Year Ended December 31,
	2006	2005
Numerators

Numerator for basic and diluted earnings per share:

Net loss	$(109,793)	$(35,472)

Denominators

Denominators for basic earnings per share:

Weighed average shares outstanding-basic and fully diluted (1)	217,800	121,000

BROOKSIDE TECHNOLOGY PARTNERS, INC.
Notes to Financial Statements
December 31, 2006 and 2005
Note 3 — Significant Accounting Policies (continued)
At December 31, 2006 and 2005 there are no potentially dilutive securities outstanding. During 2006, the Company entered into a consulting agreement that resulted in the issuance of common shares (note 9). The new shares have been considered in the calculation of earnings per share.

	2006	2005
Loss per share-
basic and fully diluted	$(0.50)	$(0.29)

(1)	These shares were convertible into 7,500,000 shares of Cruistock common stock at February 21, 2007 at a ratio of 41.33224 Cruistock common shares for each Brookside common share. A total of 11,500,000 common shares were outstanding immediately after the reverse merger transaction. Net loss available to common stockholders for basic and diluted share for the fiscal years ended December 31, 2006 and 2005, respectively was ($0.015) and ($0.007) on a Cruisestock equivalent basis.
Stock-Based Compensation
Effective January 1, 2006, the Company entered into a consulting agreement (“Consulting Agreement”) with Michael Nole (“Consultant”). Pursuant to the Consulting Agreement, Consultant shall use his commercially reasonable efforts to (a) increase the productivity and capacity of Client’s business, (b) secure financing and/or capital for Client, (c) advise client with regard to potential acquisitions and mergers, (d) and provide such other business advise as Client may reasonably request from time to time (“Consulting Services”). In Exchange for performing these Consulting Services, Consultant received $30,000 payable in 96,800 shares of Common Stock.
Recently Issued Accounting Pronouncements
Effective July 1, 2005, the Company adopted SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board (“APB”) Opinion No. 29 (“SFAS 153”). SFAS 153 amended prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 were required to be applied prospectively. SFAS 153 did not have a material impact on the Company’s financial statements.

BROOKSIDE TECHNOLOGY PARTNERS, INC.
Notes to Financial Statements
December 31, 2006 and 2005
Note 3 — Significant Accounting Policies (continued)
Recently Issued Accounting Pronouncements
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). The statement requires retrospective application to prior periods’ financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 did not have a material impact on the Company’s financial statements.
In December 2004, the FASB issued SFAS 123 (revised 2004) Share-Based Payment (“SFAS 123(r)”), which revised SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(r) provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities. SFAS 123(r) also requires that the cost of all share-based transactions be measured at fair value and recognized over the period during which an employee is required to provide service in exchange for an award. The adoption of SFAS 123(r) is expected to increase compensation expense during the period that employees vest in their stock options, if and when granted.
Note 4— Trade Accounts Receivable
Supplemental information on net trade accounts receivable:

	Year ended December 31,
	2006	2005
Gross trade accounts receivable	$333,429	$1,338,153
Less: allowance for doubtful accounts	—	—

	$333,429	$1,338,153

Note 5 —Billings in Excess of Revenues
Billings in excess of revenues at December 31, 2006 and 2005 consisted of the following:

	2006	2005
Advance billings of equipment sales and installation services	$227,195	$915,081

BROOKSIDE TECHNOLOGY PARTNERS, INC.
Notes to Financial Statements
December 31, 2006 and 2005
Note 6 —Long Term Debt
Long term debt as of December 31, 2006 and 2005 consisted of the following:

	2006	2005
Secured note payable to a bank, accruing interest at a prime rate plus 2% (10.25% as of December 31, 2006) maturing July 26, 2007, with monthly payments of $2,302.	$32,011	$39,217

Note payable to an individual, unsecured, accruing interest at 2% per annum, maturing on March 30, 2007	176,000	125,000

Notes payable to executive officers and shareholders, unsecured, accruing interest at rates ranging from 0% to 7% per annum, due on demand	355,852	217,400

Note payable to MAJ Ventures, Ltd., subordinated security interest in accounts receivable, accruing interest at 10% per annum and maturing March 30, 2007.	60,000	65,000

Total long term debt	623,863	446,617
Less current portion	(623,863)	(446,617)

Long term portion	$—	$—

Principal maturities of long-term debt as of December 31 2006 are as follows:

Year Ending December 31,
2007	$623,863

$623,863

All notes payable to the bank are secured by certain assets of the Company. The majority of the accounts receivable are secured by accounts payable to vendors for telecommunications equipment for customer contracts.
The Company extended the maturity date on its notes payable to an individual totaling $176,000 and its notes payable to executive officers and shareholders totaling $217,400 until March 30, 2007. The Company is currently negotiating an additional extension of the maturity date for those notes that that have maturity dates prior to March 29, 2007. Effective February 21, 2007 the Company converted the $100,000 note payable to Chris Phillips to Series A Convertible Preferred Stock. Also, the Company borrowed $135,000 from Midtown Capital Partners in January 2007 that was converted to Series A Convertible Preferred Stock, effective February 21, 2007.

BROOKSIDE TECHNOLOGY PARTNERS, INC.
Notes to Financial Statements
December 31, 2006 and 2005
Note 7 — Commitments and Contingencies
Leases
The Company conducts its operations in a leased facility under a lease classified as an operating lease. The Company has no leases with terms in excess of one year as of December 31, 2006.
Rental expense for operating leases during the years ended December 31, 2006 and 2005 was approximately $52,368 and $51,000, respectively.
Litigation
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operation or liquidity.
Risk Management
The Company maintains various forms of insurance that the Company’s management believes are adequate to reduce the exposure to property and general liability risks to an acceptable level.
Note 8 — Concentrations
Revenues are concentrated in the telecommunications industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect operating results. The Company is also dependent on a limited number of suppliers for telecommunications equipment.
During the years ended December 31, 2006 and 2005 sales and net receivables (receivables billed, plus unbilled receivables, less billings in excess of revenues) by customers with more than 10% of revenue or the total of accounts and unbilled receivables balances were as follows:
2006

Customer	Revenues		Receivables
Customer F	$511,399	18.9%	$57,949	17.4%
Customer H*	$33,689	1.2%	$209,590	62.9%
2005

Customer	Revenues		Receivables
Customer E	$462,460	12.8%	$27,001	2.0%
Customer F*	$—	0.0%	$483,844	36.1%
Customer G	$440,006	12.2%	$440,006	32.8%

*	These accounts receivable were amounts billed prior to the completion of the contact and have an offsetting deferred income balance at period end.

BROOKSIDE TECHNOLOGY PARTNERS, INC.
Notes to Financial Statements
December 31, 2006 and 2005
Note 8 — Concentrations (continued)
For the years ended December 31, 2006 and 2005, the sales revenue was earned exclusively in the State of Texas.
The Company is also dependent on a limited number of suppliers for telecommunications equipment, as follows:

Concentration	Activity and Balances
Ronco C&E	Supplies telephone equipment under the brand names Nortel Networks and Cisco Systems.
Wave Tech Plus	Supplies refurbished telephone equipment under multiple brand names.
Westcon Group North America	Supplies telephone equipment under the brand name Nortel Networks, Cisco Systems and Avaya.
Note 9 — Related Party Transactions
The Company has notes payable to officers and shareholders of the Company. The balance of these notes payable were $355,852 at December 31, 2006.
The Company purchases equipment from Wave Tech Plus. This company is considered a related party as the Brookside and Wave Tech Plus have entered into agreement to merge the two entities. During the years ended 2006 and 2005, the Company purchased $42,170 and $116,275 respectively from Wave Tech Plus.
The Company entered into a consulting agreement with Michael Nole, the Company’s CEO for consulting services to enhance productivity, secure financing, advise on potential mergers and acquisitions, and provide additional business advice. The Company paid $30,000 over the one year term of the consulting contract beginning on January 1, 2006 through the delivery of 96,800 shares of common stock of the Company.
Note 10 — Income Taxes
A reconciliation of the U.S. statutory income tax rate to the effective rate for the years ended December 31, 2006 and 2005 is as follows:

	2006	2005
Tax at Federal Statutory rate of 34%	$(37,330)	$(12,060)
State income tax, net of federal benefit
Non-deductible meals and entertainment	1,367	1,804
Non-deductible penalties	732	1,319
Increase in valuation reserve	32,986	8,937
Other items	2,245

Income tax (benefit) expense	$—	$—

BROOKSIDE TECHNOLOGY PARTNERS, INC.
Notes to Financial Statements
December 31, 2006 and 2005
Note 10 — Income Taxes (continued)
Significant temporary differences that give rise to the deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets / (liability):
Net operating loss carryforward for tax purposes	$321,615	$221,380
Billings in excess of revenues	77,247	311,127
Property and equipment	(4,694)	(17,761)
Deferred job costs	(3,700)	(155,607)
Other	3,695	2,036

Deferred tax asset / (liability)	394,163	361,175
Valuation reserve on deferred tax assets	(394,163)	(361,175)

Net deferred tax asset / (liability)	$—	$—

Note 11 — Cost of Sales
For the years ended December 31, 2006 and 2005, costs of sales consisted of the following:

	2006	2005
Equipment costs	$1,442,946	$1,866,435
Contract labor	192,981	120,323
Sales commissions and selling costs	86,317	136,357
Direct labor	253,202	383,232
Other costs	39,585	46,402

	$2,015,031	$2,522,749

Note 12 — General and Administrative Expenses
For the years ended December 31, 2006 and 2005, general and administrative expenses consisted of the following:

	2006	2005
Employee compensation and benefits	$817,757	$751,452

Telephone	49,056	41,673
Travel expense	37,835	61,037
Occupancy	52,368	51,129
Professional fees	60,657	64,447
Other	85,764	64,497

	$1,103,437	$1,034,235

BROOKSIDE TECHNOLOGY PARTNERS, INC.
Notes to Financial Statements
December 31, 2006 and 2005
Note 13 — Employee Benefit Plan
The Company has a 401(k) profit sharing plan (the Plan) and other employee health and benefit plans. The Plan allows all eligible employees to defer a portion of their income on a pretax basis through contributions to the Plan. The Company’s has not made any 401(k) matching contributions during 2006 and 2005.
The Company provides group health and other benefits to its employees through plans that cover all employees that elect to be covered. The Company’s share of group health care costs was approximately $49,000 for the year ended December 31, 2006 and $68,000 in 2005 and such amounts have been included in employee compensation and benefits expense.
Note 14 — Subsequent Events
The Company extended the maturity date on its notes payable to an individual totaling $176,000 and its notes payable to executive officers and shareholders totaling $217,400 until March 30. Effective February 21, 2007, the Company converted the $50,000 note payable to Chris Phillips to Series A Convertible Preferred Stock. The Company also converted the $50,000 note payable to Midtown Capital Partners to Series A Convertible Preferred Stock. Also, the Company borrowed $135,000 from Midtown Capital Partners in January 2007 that was converted to Series A Convertible Preferred Stock, effective February 21, 2007.
On February 21, 2007, the Company completed a reverse merger with an inactive public shell company and a private placement of preferred stock and warrants. See Note 1.