Form 10QSB
period 2007-03-31
CRUISESTOCK INC.
filed 2007-05-15
CIK 1367001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 333-133253
CRUISESTOCK, INC.
(Exact name of registrant as specified in its charter)

Texas	333-133253	87-0700927
(State or Other Jurisdiction)	(Commission File Number)	(IRS Employer Identification No.)
7703 North Lamar Blvd, Suite 500
Austin, TX 78752
(Address of principal executive offices) (zip code)
(512) 692-2100
(Registrant’s telephone number, including area code)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑       No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐      No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of May 1, 2007, the registrant had 11,500,000 shares of common stock, par value $.001, outstanding.
Transitional Small Business Issuer Disclosure Format:      Yes ☐      No ☑

Index

ITEM

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Securities Holders

Item 5. Other Information

Item 6. Exhibits
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

INTRODUCTORY NOTE
This Report on Form 10-QSB for Cruisestock, Inc. (“we,” “us,” or the “Company”) may contain forward-looking statements. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” and “continue” or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words very carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.
The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission, and any other periodic reports filed with the Securities and Exchange Commission. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in its forward-looking statements.

CRUISESTOCK, INC
BALANCE SHEETS
As of March 31, 2007 and December 31, 2006

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$25,696	$35,666
Trade accounts receivable, net	445,997	333,429
Accounts receivable — other	20,821	—
Inventory	39,160	39,160
Deferred contract costs	—	10,883
Prepaid expenses	621	—

Total current assets	532,296	419,138

Property and equipment
Office equipment	182,054	178,424
Furniture, fixtures and leasehold improvements	30,660	12,960

	212,714	191,384
Less: accumulated depreciation	(138,461)	(127,976)

Property and equipment, net	74,253	63,408

Deposits and other assets	1,500	—

TOTAL ASSETS	$608,048	$482,546

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accounts payable and accrued expenses	$268,342	$368,419
Billings in excess of revenues	27,489	227,195
Payroll liabilities	22,827	37,436
Current portion of long term debt	509,011	623,863
Other current liabilities	66,138	71,633

Total current liabilities	893,807	1,328,546

Long term debt, less current portion	—	—

Total liabilities	893,807	1,328,546

Stockholders’ deficit
Series A Convertible Preferred Stock, 1,548,322 issued and outstanding at March 31, 200 7 at 8% dividend yield. Liquidation preference of $1,560,940	1,111,974	—
Common stock, $.01 par value, 100,000,000 shares authorized, 11,500,000 and 9,000,000 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	11,500	9,000
Additional paid in capital	525,112	391,927
Retained deficit	(1,934,345)	(1,246,927)

Total stockholders’ deficit	(285,759)	(846,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$608,048	$482,546

CRUISESTOCK, INC
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2007 and 2006

	March 31,	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
REVENUES
Installation and other services	$131,132	$224,134
Equipment sales	406,245	190,249

Total revenues	537,377	414,384

COST OF SALES	352,486	251,324

GROSS PROFIT	184,892	163,059

OPERATING EXPENSES
General and administrative	299,864	442,065
Depreciation expense	10,485	9,336

Total operating expenses	310,349	451,401

OTHER INCOME (EXPENSE)
Interest expense	(4,151)	(6,169)
Other income, net	1,575	1,550

Total other expense, net	(2,576)	(4,619)

LOSS BEFORE INCOME TAXES	(128,033)	(292,961)

Income tax benefit	—	—

NET LOSS	$(128,033)	$(292,961)

Preferred stock dividends	(12,618)	—

Net loss attributable to common shareholders	$(140,651)	$(292,961)

Loss per share-basic and fully diluted	$(0.014)	$(0.033)

Weighted average shares outstandings	10,055,556	9,000,000

Loss per share-basic and fully diluted	$(0.014)	$(0.033)

Weighted average shares outstandings	10,055,556	9,000,000

CRUISESTOCK, INC
STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006

	March 31,	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(128,033)	$(292,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,485	9,336
Common stock issued for services	—	30,000
(Increase) decrease in:
Trade accounts receivable	(112,568)	999,189
Accounts receivable — other	(20,821)	—
Deferred contract costs	10,883	(30,381)
Prepaid expenses	(621)	(16,565)
Deposits and other assets	(1,500)	—
Increase (decrease) in:
Accounts payable and accrued expenses	(110,761)	(741,836)
Bank overdraft	—	(11,413)
Accrued payroll liabilities	(14,609)	20,948
Billings in excess of revenues	(199,706)	(43,015)
Other current liabilities	(5,495)	56,490

	(444,713)	272,753

NET CASH USED IN OPERATING ACTIVITIES	(572,745)	(20,208)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(21,330)	—

NET CASH USED IN INVESTING ACTIVITIES	(21,330)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long term debt	135,000	51,000
Proceeds from issuance of Series A Convertible Preferred Stock, net of issuance costs of $272,070	757,920	—
Cash Paid for fees in connection with the Exchange Transaction	(293,963)
Repayment of long term debt	(14,852)	(8,400)

NET CASH PROVIDED BY FINANCING ACTIVITIES	584,105	42,600

NET INCREASE (DECREASE) IN CASH	(9,970)	22,392

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	35,666	—

CASH AND CASH EQUIVALENTSAT END OF YEAR	$25,696	$22,392

SUPPLEMENTAL DISCLOSURE
Income taxes paid	$—	$—

Interest paid	$(4,151)	$(6,169)

Non-cash Exchange Transaction fee to Venture Fund II for consulting fees, paid in preferred stock	$250,000	$—

Non-Cash Payment of Notes Payable paid in Preferred Stock	$235,000	$—

Non-cash prepaid expense to related party for consulting fees, paid in common stock	$—	$30,000

See accompanying notes and independent auditors’ report.

CRUISESTOCK, INC.
Notes to Unaudited Financial Statements
Note 1 — Nature of Business
Background/Exchange Transactions
Cruisestock, Inc (“Cruisestock” or the “Company”) was incorporated in September 2005 under the laws of the State of Texas. On February 21, 2007, Cruisestock acquired Brookside Technology Partners, Inc., a Texas Corporation (“Brookside”) through a series of transactions (the “Exchange Transactions”), the result of which were that (i) Brookside became a wholly –owned subsidiary of Cruisestock, (ii) the former stockholders of Brookside obtained, collectively, the majority ownership of Cruisestock and (iii) Cruisestock succeeded to the business of Brookside as its sole business.
Nature of Operations
Cruisestock, through its wholly-owned subsidiary, Brookside, is a provider of converged voice, data and wireless communications solutions, including Voice over IP and related technologies for corporate and government entities in the United States.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2007. For accounting purposes, the Exchange Transactions were treated as if Brookside had acquired Cruisestock, and, accordingly, for periods prior to the Exchange Transactions, the financial information contained herein is the historical information of Brookside. The results of operations of Cruisestock have been included in the consolidated financial statements contained herein since the date of the closing of the Exchange Transactions (February 21, 2007). For further information, refer to the consolidated financial statements and notes thereto included in the Cruisestock’s Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (“SEC”).
Note 2 — Going Concern Uncertainties
The Company has incurred net losses during the First Quarter 2007, and the years ended December 31, 2006, 2005 and 2004. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations, raise additional financing through public or private equity financings, or secure other sources of financing to fund operations. The Company has cash and cash equivalents of $25,696 and a working capital deficit of $361,511 at March 31, 2007. The Company had net cash used in operating activities of $572,745 during the three months ended March 31, 2007.
These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
The Company raised an additional $627,000 in April 2007 through the issuance of Series A Preferred Stock.

CRUISESTOCK, INC.
Notes to Unaudited Financial Statements
Note 3 — Significant Accounting Policies
Reclassifications
Certain prior year amounts have been reclassified to conform to the fiscal 2007 presentation. During 2007, the Company’s common stock was exchanged for 41.33224 Cruisestock common shares for each Brookside common share. The financial statements have been changed to reflect the impact of the stock split as of January 1, 2006.
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
Below is a reconciliation of the numerators and denominators of basic and diluted earnings per share for each of the following years:

	Quarter ended March 31,
	2007	2006
Numerators
Numerator for basic and diluted earnings per share:

Net loss attributable to common shareholders’	$(141,612)	$(292,961)

Denominators

Denominators for basic earnings per share:

Weighed average shares outstanding-Basic and fully diluted	10,055,556	9,000,000
At March 31, 2007 and 2006, there are no potentially dilutive securities outstanding except for preferred stock. The potential shares would be anti-dilutive during 2007 and as such have not been considered in the calculation of earnings per share.
Stock-Based Compensation
Effective January 1, 2006, the Company entered into a consulting agreement (“Consulting Agreement”) with Michael Nole (“Consultant”). Pursuant to the Consulting Agreement, Consultant shall use his commercially reasonable efforts to (a) increase the productivity and

CRUISESTOCK, INC.
Notes to Unaudited Financial Statements
Note 3 — Significant Accounting Policies (continued)
capacity of Brookside’s business, (b) secure financing and/or capital for Brookside, (c) advise Brookside with regard to potential acquisitions and mergers, (d) and provide such other business advise as Brookside may reasonably request from time to time (“Consulting Services”). In Exchange for performing these Consulting Services, Consultant received $30,000 payable in 4,000,000 shares of Common Stock.
Recently Issued Accounting Pronouncements
In December 2004, the FASB issued SFAS 123 (revised 2004) Share-Based Payment (“SFAS 123(r)”), which revised SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(r) provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities. SFAS 123(r) also requires that the cost of all share-based transactions be measured at fair value and recognized over the period during which an employee is required to provide service in exchange for an award. The adoption of SFAS 123(r) is expected to increase compensation expense during the period that employees vest in their stock options, if and when granted. As of March 31, 2007, no stock options had been granted.
In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. The Company adopted FSP EITF 00-19-2 in the first quarter of 2007 as a result of its issuance of Series A Preferred Stock and warrants subject to a registration payment agreement in February 2007. FSP EITF 00-19-2 requires that the contingent obligation to pay liquidated damages under the securities purchase agreement should be separately recognized and measured in accordance with FASB Statement No. 5 (FASB No. 5), Accounting for Contingencies”. The Company implemented this FSP effective the first quarter of 2007 and recorded a $10,683 liability related to expected liquidated damages under the registration rights agreement.
     Note 4– Trade Accounts Receivable
Supplemental information on net trade accounts receivable:

	Quarter
	ended March	Year ended
	31,	December 31,
	(Unaudited)

	2007	2006
Gross trade accounts receivable	$445,997	$333,429
Less: allowance for doubtful accounts	—	—

	$445,997	$333,429

CRUISESTOCK, INC.
Notes to Unaudited Financial Statements
Note 5 –Billings in Excess of Revenues
Billings in excess of revenues at March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007	December 31,
	(Unaudited)	2006
Advance billings of equipment sales and installation services	$27,489	$227,195

Note 6 –Long Term Debt
Long term debt as of March 31, 2007 and December 31, 2006 consisted of the following:

	March 31,
	2007	December 31,
	(Unaudited)	2006
Secured note payable to a bank, accruing interest at a prime rate plus 2% (10.25% as of March 31, 2007) maturing June 26, 2007, with monthly payments of $2,302.	$28,011	$32,011

Note payable to an individual, unsecured, accruing interest at 2% per annum, maturing on March 30, 2007. The Company is in process of extending the maturity date of the note.	125,000	125,000

Notes payable to executive officers and shareholders, unsecured, accruing interest at rates ranging from 0% to 7% per annum, due on demand	296,000	457,852

Note payable to MAJ Ventures, Ltd., unsecured, accruing interest at 10% per annum and maturing June 30, 2007.	60,000	60,000

Total long term debt	509,011	623,863
Less current portion	(509,011)	(623,863)

Long term portion	$—	$—

Principal maturities of long-term debt as of March 31, 2007 are as follows:

Year Ending December 31,
2007	$509,011

$509,011

All notes payable to the bank are secured by certain assets of the Company. The majority of the accounts receivable secure accounts payable to vendors for telecommunications equipment for customer contracts.

CRUISESTOCK, INC.
Notes to Unaudited Financial Statements
Note 7 — Commitments and Contingencies
Leases
The Company conducts its operations in a leased facility under a lease classified as an operating lease. The Company has no leases with terms in excess of one year as of March 31, 2007.
Rental expense for operating leases during the quarters ended March 31, 2007 and 2006 was approximately $6,071 and $21,304, respectively.
Litigation
The Company is not involved in any claims or legal actions.
Risk Management
The Company maintains various forms of insurance that the Company’s management believes are adequate to reduce the exposure to property and general liability risks to an acceptable level.
Note 8 – Related Party Transactions
The Company has notes payable to officer and shareholders of the Company. The balance of these notes payable were $296,000 at March 31, 2007.
The Company purchases equipment from Wave Tech Plus. This Company is considered a related party as the Company and Wave Tech Plus have entered into a letter of intent to merge the two entities. During the quarters ended March 31, 2007 and 2006, the Company purchased $0 and $12,333 respectively from Wave Tech Plus.
Note 9 – Cost of Sales
For the Quarters ended March 31, 2007 and 2006, costs of sales consisted of the following:

	2007	2006
Equipment costs	$310,205	$145,206
Contract labor	25,299	15,227
Sales commissions and selling costs	1,922	62,000
Other costs	15,060	28,891

	$352,486	$251,324

CRUISESTOCK, INC.
Notes to Unaudited Financial Statements
Note 10 – General and Administrative Expenses
For the quarters ended March 31, 2007 and 2006, general and administrative expenses consisted of the following:

	2007	2006
Employee compensation and benefits	$218,019	$343,224
Telephone	8,521	13,967
Travel expense	11,630	13,038
Occupancy	4,931	12,782
Professional fees	6,747	13,059
Other	50,016	45,995

	$299,864	$442,065

Note 11 – Employee Benefit Plan
The Company has a 401(k) profit sharing plan (the Plan) and other employee health and benefit plans. The Plan allows all eligible employees to defer a portion of their income on a pretax basis through contributions to the Plan. The Company’s has not made any 401(k) matching contributions during 2007 and 2006.
The Company provides group health and other benefits to its employees through plans that cover all employees that elect to be covered. The Company’s share of group health care costs was approximately $49,000 for the year ended December 31, 2006 and $11,000 for the three months ended March 31, 2007 and such amounts have been included in employee compensation and benefits expense.
Note 12 – Common Stock Purchase Agreement, Exchange Agreement, and Preferred Stock Purchase Agreement
Common Stock Purchase Agreement
Pursuant to the Common Stock Purchase Agreement, Brookside purchased 20,000,000 shares of Cruisestock’s common stock from Cruisestock’s then majority shareholder, Ruth Shepley, for an aggregate purchase price of $127,930. Pursuant to the Common Stock Purchase Agreement, immediately after the closing of the transactions contemplated by the Common Stock Purchase Agreement, Brookside transferred the 20,000,000 shares acquired from Ms. Shepley to Cruisestock for cancellation. Concurrently with the Common Stock Purchase Agreement, Cruisestock entered into a consulting agreement with Venture Fund II, Inc., pursuant to which Cruisestock paid to Venture Fund II, Inc. a consulting fee of $375,000 in cash, plus a warrant to acquire 250,000 shares of Cruisestock’s common stock at $.80 per share and a warrant to acquire 250,000 shares of Cruisestock’s common stock at $1.60 per share. Venture Fund II, Inc. converted $250,000 of such $375,000 fee into units in the Private Placement discussed below.
Exchange Agreement
The shareholders of Brookside approved the Exchange Agreement on February 21, 2007, pursuant to which each shareholder of Brookside was entitled to receive 41.3224 shares of Cruisestock common stock for each share of Brookside. Pursuant to the Texas Business Corporation Act, shareholders of Brookside that did not vote for or consent to the Exchange Agreement may dissent from the transaction and elect to receive the fair value of their shares of Brookside in cash in lieu of shares of Cruisestock common stock. One such participating

CRUISESTOCK, INC.
Notes to Unaudited Financial Statements
Note 12 – Common Stock Purchase Agreement, Exchange Agreement, and Preferred Stock Purchase Agreement (continued)
shareholder also elected to surrender for cancellation 1,500,000 shares of Cruisestock common stock received in the exchange as part of the various closing transactions. Accordingly, the shareholders of Brookside own 7,500,000 shares of Cruisestock common stock after the Exchange Transaction.
Preferred Stock Purchase Agreement
Cruisestock entered into Preferred Stock Purchase Agreements with a group of accredited investors (the “Investors”), pursuant to which the Investors purchased 1,548,322 shares of Cruisestock’s Series A convertible preferred stock (the “Preferred Stock”), 1,935,403 series A common stock purchase warrants (the “series A warrants”) and 1,935,403 series B common stock purchase warrants (the “series B warrants”) for an aggregate purchase price of $1,514,990 (the “Private Placement”). Of the total purchase price, $235,000 was paid through the cancellation of promissory notes due from Brookside to the investor, as discussed in more detail below. Additionally, Venture Fund II, Inc. elected to convert $250,000 of its cash consulting fee into units in the offering and such amount is included in the total purchase price. See “Common Stock Purchase Agreement” above.
The Preferred Stock has a fixed conversion price of $0.40 and the 1,548,322 shares of Preferred Stock issued in the Private Placement are initially convertible into an aggregate of 3,620,805 shares of common stock. In addition, the Preferred Stock pays an annual dividend of 8%, which is payable quarterly, at the option of Cruisestock, either in cash or in shares of common stock at a 10% discount to Cruisestock’s stock price.
The series A warrants have an exercise price of $0.80 and a term of three (3) years. The series B warrants have an exercise price of $1.60 and a term of five (5) years.
The conversion price of the Preferred Stock and the exercise price of the warrants are subject to adjustment in certain instances, including the issuance by Cruisestock of securities with a lower conversion or exercise price. The Preferred Stock is entitled to vote with the common stockholders on a common stock-equivalent basis.
In addition, Cruisestock and the Investors entered into an Investor Rights Agreement pursuant to which Cruisestock agreed to file, within 60 days after the closing, a registration statement covering the common stock issuable upon conversion of the Preferred Stock and exercise of the warrants. The failure of Cruisestock to meet this schedule and other timetables provided in the Investor Rights Agreement would result in the imposition of liquidated damages. The Company recorded a $10,683 liability related to expected liquidated damages under the Registration Rights Agreement effective as of the Exchange Transaction.
Midtown Partners & Co., LLC, which served as placement agent in connection with the Preferred Stock Purchase Agreement, received an aggregate placement agent fee of $150,000 in cash and the following common stock purchase warrants:
(i)	a series A warrant to purchase 270,956 shares of common stock at an exercise price of $0.80,

(ii)	a series B warrant to purchase 270,956 shares of common stock at an exercise price of $1.60, and

(iii)	a series C warrant (the “series C warrant”) to purchase 541,912 shares of common stock at an exercise price of $0.40.

CRUISESTOCK, INC.
Notes to Unaudited Financial Statements
Note 12 — Common Stock Purchase Agreement, Exchange Agreement, and Preferred Stock Purchase Agreement (continued)
The series C warrant has an exercise price of $0.40 and a term of three years. All the placement agent warrants provide for cashless exercise. Midtown Partners & Co., LLC is an NASD registered broker-dealer.
In addition, previously Chris Phillips and an affiliate of his, Apogee Financial Investments, Inc., which is the sole member of Midtown Partners & Co., LLC, each loaned $50,000 to Brookside. In connection with the Exchange Transactions, they converted such bridge loans into the units offered to Investors in the Private Placement at a 25% discount to the price paid by such Investors, which was offered as an incentive for such conversion. Accordingly, on February 21, 2007, each of Mr. Phillips and Apogee Financial Investments, Inc. received 66,666 shares of Preferred Stock and the following warrants:
(i)	a series A warrant issued to Mr. Phillips to purchase 45,833 shares of common stock at an exercise price of $0.80,

(ii)	a series B warrant issued to Mr. Phillips to purchase 45,833 shares of common stock at an exercise price of $1.60,

(iii)	a series A warrant issued to Apogee Financial Investments, Inc. to purchase 45,833 shares of common stock at an exercise price of $0.80 and

(iv)	a series B warrant issued to Apogee Financial Investments, Inc. to purchase 45,833 shares of common stock at an exercise price of $1.60.
In addition, on January 12, 2007, Apogee Financial Investments, Inc. loaned $135,000 to Brookside. In connection with the Exchange Transactions, Apogee Financial Investments, Inc. converted the loan into 135,000 units in the Private Placement. Accordingly, Apogee was issued 135,000 additional shares of Preferred Stock and the following warrants:
(i)	a series A warrant issued to Apogee Financial Investments, Inc. to purchase 168,750 shares of common stock at an exercise price of $0.80; and

(ii)	a series B warrant issued to Apogee Financial Investments, Inc. to purchase 168,750 shares of common stock at an exercise price of $1.60.
In addition, Apogee Consultants, Inc. received a cash fee of $170,070 for consulting and due diligence services rendered in connection with the transactions. Apogee Consultants, Inc. is not an affiliate of Apogee Financial Investments, Inc.

CRUISESTOCK, INC.
Notes to Unaudited Financial Statements
Note 13 — Subsequent Events
On April 10, 2007, Cruisestock entered into additional Preferred Stock Purchase Agreements with a group of accredited investors (the “Additional Investors”), pursuant to which the Additional Investors purchased 127,000 shares of Cruisestock’s Series A convertible preferred stock (the “Preferred Stock”), 158,750 series A common stock purchase warrants (the “series A warrants”) and 158,750 series B common stock purchase warrants (the “series B warrants”) for an aggregate purchase price of $127,000 (the “Second Private Placement Closing”). The foregoing issuance and sale of Preferred Stock and series A warrants and series B warrants is the second closing of an offering of such securities, the first closing of which took place on February 21, 2007, as previously reported.
The Preferred Stock has a fixed conversion price of $0.40 and the 127,000 shares of Preferred Stock issued in the Second Private Placement Closing are initially convertible into an aggregate of 317,500 shares of common stock. In addition, the Preferred Stock pays an annual dividend of 8%, which is payable quarterly, at the option of Cruisestock, either in cash or in shares of common stock at a 10% discount to Cruisestock’s stock price. The Preferred Stock is entitled to vote with the common stockholders on a common stock-equivalent basis.
The series A warrants have an exercise price of $0.80 and a term of three (3) years. The series B warrants have an exercise price of $1.60 and a term of five (5) years. The conversion price of the Preferred Stock and the exercise price of the warrants are subject to adjustment in certain instances, including the issuance by Cruisestock of securities with a lower conversion or exercise price.
On April 30, 2007, Cruisestock entered into an additional Preferred Stock Purchase Agreement with an accredited investor (the “Additional Investor”), pursuant to which the Additional Investor purchased 500,000 shares of Cruisestock’s Series A convertible preferred stock (the “Preferred Stock”), 625,000 series A common stock purchase warrants (the “series A warrants”) and 625,000 series B common stock purchase warrants (the “series B warrants”) for an aggregate purchase price of $500,000 (the “Third Private Placement Closing”). The foregoing issuance and sale of Preferred Stock and series A warrants and series B warrants is the third and final closing of an offering of such securities, the first closing of which took place on February 21, 2007, as previously reported. In connection with the three closings, Cruisestock has raised an aggregate of $2,141,990.
The Preferred Stock has a fixed conversion price of $0.40 and the 500,000 shares of Preferred Stock issued in the Third Private Placement Closing are initially convertible into an aggregate of 1,250,000 shares of common stock. In addition, the Preferred Stock pays an annual dividend of 8%, which is payable quarterly, at the option of Cruisestock, either in cash or in shares of common stock at a 10% discount to Cruisestock’s stock price. The Preferred Stock is entitled to vote with the common stockholders on a common stock-equivalent basis.
The series A warrants have an exercise price of $0.80 and a term of three (3) years. The series B warrants have an exercise price of $1.60 and a term of five (5) years. The conversion price of the Preferred Stock and the exercise price of the warrants are subject to adjustment in certain instances, including the issuance by Cruisestock of securities with a lower conversion or exercise price.
In addition, the Additional Investor became a party to that certain Investor Rights Agreement pursuant to which Cruisestock agreed to file a registration statement covering the common stock

CRUISESTOCK, INC.
Notes to Unaudited Financial Statements
Note 13 — Subsequent Events (continued)
issuable upon conversion of the Preferred Stock and exercise of the warrants. The failure of
Cruisestock to meet the timetables provided in the Investor Rights Agreement would result in the imposition of liquidated damages. The Company recorded a $10,683 liability related to expected liquidated damages under the registration rights agreement effective as of the Exchange Transaction.
In connection with the Third Private Placement, the Company issued 87,500 series A warrants, 87,500 series B warrants and 175,000 series C warrants to Midtown Partners & Co., LLC, who acted as the placement agent in the offering.
On May 11, 2007, the Company entered into a letter of intent to acquire the U.S. Voice and Data, LLC (“USVD”), an Indiana Limited Liability Company, with USVD and its two members. The letter of intent generally is non-binding and the closing of the acquisition of USVD is subject to, among other things, the completion of due diligence, financing and the negotiation and execution of a definitive purchase agreement. There can be no assurances that a successful closing will occur.
However, the letter of intent does not impose certain binding obligations on the parties. Among these is the requirement that, from the date of the letter of intent until August 31, 2007, USVD cease negotiations with any other party regarding the acquisition of USVD and otherwise refrain from taking any action to seek, solicit or accept any other inquiries, proposals or offers to purchase or otherwise acquire the business or assets of USVD or the membership interests of USVD, whether by merger, consolidation, stock purchase, joint venture or otherwise. In exchange for such exclusivity, the Company has paid to USVD a deposit of $250,000 (the “Deposit”). At the closing of the acquisition, if one should occur, the Deposit is to be applied to the purchase price for USVD. However, should the Company, prior to closing, discover that USVD has materially misrepresented its financial condition or should USVD breach its exclusivity obligations, the Deposit is required to be refunded to the Company. In all other events, should the closing fail to occur, USVD is entitled to retain the Deposit.
Neither the Company nor its affiliates has any material relationship with USVD or its members, other than in respect of the letter of intent.

Item 2. Management’s Discussion and Analysis or Plan of Operations
The information presented in this section should be read in conjunction with our audited financial statements and related notes for the periods ended December 31, 2006 and 2005 included in our Form 10-KSB, as filed with the Securities and Exchange Commission as well as the information contained in the financial statements, including the notes thereto, appearing in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors“of our Form 10-KSB for the year ended December 31, 2006, and elsewhere in this report.
General
As a result of the change of control transactions summarized in our Form 8-K, filed with the Securities and Exchange Commission on February 21, 2007, (i) Brookside became a wholly-owned subsidiary of Cruisestock and (ii) Cruisestock succeeded to the business of Brookside as its sole business. Because of Cruisestock’s acquisition of the Brookside business, management does not believe that it is informative or useful to compare Cruisestock’s results of operations with those of Brookside. Instead, below we discuss Brookside’s results of operations and financial performance. Going forward, Brookside is the surviving entity for accounting purposes. This discussion and analysis should be read in conjunction with the financial statements and notes, and pro forma financial statements, included with this Report as well as the audited financial statements and related notes for the periods December 31, 2006 and 2005 included in our Form 10-KSB.
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
In addition to operating Brookside’s historical business, we intend to undertake certain strategic acquisitions over the next 12 months. Based upon the proceeds of approximately $1,000,000 before professional fees we received in connection with the Preferred Stock Purchase Agreements in the first quarter of 2007 and $627,000 in the second quarter of 2007, we believe we can satisfy our cash requirements for the next 12 months. However, we may need to seek additional financing to achieve our business objectives and there can be no assurances that we will be able to secure such financing. Brookside incurred net losses during the First Quarter Ended March 31, 2007 and the years ended 2006, 2005 and 2004. Brookside’s current and past losses raise doubt about Brookside’s ability to continue as a going concern. See Risk Factors in the Company’s Form 10-KSB for the year ended, December 31, 2006.
On May 11, 2007, the Company entered into a letter of intent to acquire U.S. Voice and Data, LLC (“USVD”), an Indiana Limited Liability Company, with USVD and its two members. The letter of intent generally is non-binding and the closing of the acquisition of USVD is subject to, among other things, the completion of due diligence, financing and the negotiation and execution of a definitive purchase agreement. There can be no assurances that a successful closing will occur.
However, the letter of intent does impose certain binding obligations on the parties. Among these is the requirement that, from the date of the letter of intent until August 31, 2007, USVD cease negotiations with any other party regarding the acquisition of USVD and otherwise refrain from taking any action to seek, solicit or accept any other inquiries, proposals or offers to purchase or otherwise acquire the business or assets of USVD or the membership interests of USVD, whether by merger, consolidation, stock purchase, joint venture or otherwise. In exchange for such exclusivity, the Company has paid to USVD a deposit of $250,000 (the “Deposit”). At the closing of the acquisition, if one should occur, the Deposit is to be applied to the purchase price for USVD. However, should the Company, prior to closing, discover that USVD has materially misrepresented its financial condition or should USVD breach its exclusivity obligations, the Deposit is required to be refunded to the Company. In all other events, should the closing fail to occur, USVD is entitled to retain the Deposit.
Neither the Company nor its affiliates has any material relationship with USVD or its members, should the closing of this transaction fail to occur, and as a result, USVD retains the $250,000 deposit, then the Company will likely need to raise additional funds to meet our working capital needs in the next 12 months.
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
Gross Margin
Total revenues from operations were $537,377 for the quarter ended March 31, 2007 compared to $414,384 for the quarter ended March 31, 2006, an increase of approximately 30%.
Cost of sales was $352,486 for the quarter ended March 31, 2007 compared to $251,324 for the quarter ended March 31, 2006, an increase of approximately 40%.
The increase in our revenues is primarily due our focus on increasing sales as well as revenue was very light in the first quarter ended March 31, 2006; Revenue in the first quarter of 2006 constituted only 13.4% of the total amount of revenue for that year. The increase in our revenues was partially offset by the increase in our associated cost of sales which resulted in an decreasing gross margin. Our gross margin was 34% for the quarter ended March 31, 2007 compared to 39% for the quarter ended March 31, 2006. The decrease in the gross margin percentage is due primarily to a significant amount of revenue for the quarter ended ($208,000) from the Texas Department of Information Resources, which has less gross profit margin, but higher revenues per contract.
General and Administrative Expenses
General and administrative expenses were $299,864 and $442,065 for the quarter ended March 31, 2007 and 2006, respectively, a decrease of approximately 32%. The decrease in 2007 was a result of a concerted effort by management to maximize personnel productivity and utilize contract services where appropriate to reduce overhead.
Rental expense for operating leases during the quarters ended March 31, 2007 and 2006 was approximately $4,931 and $12,782, respectively. The decrease is due to the Company leasing out much less space in 2007 compared to 2006, which was part of the Company’s effort to decrease its expenses.
Interest Expense
Interest expense was $4,151 and $6,169 the quarters ended March 31, 2007 and 2006, respectively, a decrease of approximately 33%. This is primarily due to $114,852 less debt outstanding as of March 31, 2007 versus March 31, 2006.
Net Profit/Net Loss from Operations
The Company realized a net loss from operations of ($128,033) for the quarter ended March 31, 2007 compared to a loss of ($292,961) for the quarter ended March 31, 2006. The decrease in net loss is attributable, primarily, to the increase in sales of approximately $122,993, the decrease in general and administrative expenses of $122,201, partially offset by increased costs of goods sold as a percentage of revenues.
Liquidity and Capital Resources
Historically, we have financed the Company primarily through loans. On April 30, 2007, we completed a private placement of series A preferred stock. See Note 1 to Financial Statements. We believe that the proceeds of approximately $1,000,000 before professional fees that we received in the private placement in the first quarter of 2007 and $627,000 in the second quarter of 2007, in addition to our expected cash flow from operations and cash and cash equivalents, will be sufficient to meet our working capital requirements for the next 12 months. However, on May 11, 2007, the Company entered into a letter of intent to acquire U.S. Voice and Data, LLC (“USVD”), an Indiana Limited Liability Company, with USVD and its two members. The letter of intent generally is non-binding and the closing of the acquisition of USVD is subject to, among other things, the completion of due diligence, financing and the negotiation and execution of a definitive purchase agreement. There can be no assurances that a successful closing will occur. However, the letter of intent does impose certain binding obligations on the parties. Among these is the requirement that, from the date of the letter of intent until August 31, 2007, USVD cease negotiations with any other party regarding the acquisition of USVD and otherwise refrain from taking any action to seek, solicit or accept any other inquiries, proposals or offer to purchase or otherwise acquire the business or assets of USVD or the membership interests of USVD, whether by merger, consolidation, stock purchase, joint venture or otherwise. In exchange for such exclusivity, the Company has paid to USVD a deposit of $250,000 (the “Deposit”). At the closing of the acquisition, if one should occur, the Deposit is to be applied to the purchase price for USVD. However, should the Company, prior to closing, discover that USVD has materially misrepresented its financial condition or should USVD breach its exclusivity obligations, the Deposit is required to be refunded to the Company. In all other events, should the closing fail to occur, USVD is entitled to retain the Deposit. Should the closing of this transaction fail to occur, and as a result, USVD retains the $250,000 deposit, then the Company will likely need to raise additional Funds to meet our working capital needs in the next 12 months. We may use a portion of such net proceeds to repay a portion of our borrowings. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through the acquisition of other strategic partners, the depletion of our working capital would be accelerated. To the extent that it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We also may seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We have no assurance that future financings will be available to us on acceptable terms. If financing is not available to us on acceptable terms, we may be unable to continue our operations. Brookside incurred net losses during the quarter ended March 31, 2007 and the years ended 2006 and 2005. These historical losses raise doubt about Brookside’s ability to continue as a going concern.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 3, Significant Accounting Policies, contained in the explanatory notes to our financial statements contained in this Report. On an on-going basis, we evaluate our estimates, including those related to reserves, valuation of warrants and stock options, deferred tax assets and valuation allowance, and impairment of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.
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
The Company recognizes revenue from the equipment sales and installation services at the completion of the contract and acceptance by the customer. A majority of equipment sales and installation services revenues are billed in advance on a monthly basis based upon the fixed price, and are included both accounts receivable and deferred income on the accompanying balance sheets. Direct costs incurred on such contracts are deferred until the related revenue is recognized and are included in deferred contract costs on the accompanying balance sheets.
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
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal periods beginning after December 15, 2006. The Company will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. The Company’s adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements ” (“Statement No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. This statement is effective for fiscal periods beginning after November 15, 2007 and interim periods within those fiscal quarters. The Company is in the process of determining the impact of Statement No. 157 on its financial position, results of operations and cash flows.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements in Current Year Financial Statements ” (“SAB No. 108”).

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
In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. The Company adopted FSP EITF 00-19-2 in the first quarter of 2007 as a result of its issuance of Series A Preferred Stock and warrants subject to a registration payment agreement in February 2007. FSP EITF 00-19-2 requires that the contingent obligation to pay liquidated damages under the securities purchase agreement should be separately recognized and measured in accordance with FASB Statement No. 5 (FASB No. 5), Accounting for Contingencies”. The Company implemented this FSP in the first quarter of 2007 and recorded a $10,683 liability related to expected liquidated damages under the registration rights agreement.
Item 3. Controls and Procedures
Our management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended Marcn 31, 2007, the period covered by this 10-QSB. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2007 to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the three months ended March 31, 2007.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The information required by this Item 2 was previously disclosed and included in Current Reports on Form 8-K filed by the Company.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. EXHIBITS

Exhibit 2.1	—	Stock Exchange Agreement among Cruisestock, Inc. and the Stockholders of Brookside*

Exhibit 2.2	—	Securities Purchase Agreement among Brookside, Cruisestock and Ruth Shepley.*

Exhibit 3.1	—	Cruisestock Articles of Incorporation**

Exhibit 3.2	—	Cruisestock Articles of Amendment****

Exhibit 3.3	—	Articles of Exchange*

Exhibit 3.4	—	Cruisestock ByLaws**

Exhibit 3.5	—	Cruisestock Certificate Designation of Series A Convertible Preferred Stock*

Exhibit 10.1	—	Securities Purchase Agreement by and among Cruisestock and the investors identified Therein.*

Exhibit 10.2	—	Investor Rights Agreement*

Exhibit 10.3	—	Form of Series A Common Stock Purchase Warrant*

Exhibit 10.4	—	Form of Series B Common Stock Purchase Warrant*

Exhibit 10.5	—	Form of Series C Common Stock Purchase Warrant*

Exhibit 10.6	—	Midtown Partners & Co., LLC Placement Agent Agreement*

Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) pf the Securities Exchange Act of 1934.

Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) pf the Securities Exchange Act of 1934.

Exhibit 32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	—	Code of Ethics***

*	Incorporated by reference from to Cruisestock’s Form 8-K filed with the Securities and Exchange Commission on February 27, 2007.

**	Incorporated by reference from Cruisestock’s Form SB-2 Registration Statement filed with the Securities and Exchange Commission on June 12, 2006 (File No. 333-135233).

***	Incorporated by reference from to Cruisestock’s Form 10-KSB for the period ending August 31, 2006 filed with the Securities and Exchange Commission on October 20, 2006.

****	Incorporated by reference from to Cruisestock’s Form 8-K filed with the Securities and Exchange Commission on February 12, 2006.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Cruisestock, Inc.
	By:	/s/ Michael Nole
Michael Nole, Chief Executive Officer
Dated: May 15, 2007