Form 10QSB
period 2007-06-30
BROOKSIDE TECHNOLOGY HOLDINGS, CORP.
filed 2007-08-20
CIK 1367001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 333-133253
BROOKSIDE TECHNOLOGY HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Florida (State or Other Jurisdiction)	333-133253 (Commission File Number)	20-3634227 (IRS Employer Identification No.)
7703 North Lamar Blvd, Suite 500
Austin, TX 78752
(Address of principal executive offices) (zip code)
(512) 692-2100
(Registrant’s telephone number, including area code)
CRUISESTOCK, INC
(Former name, former fiscal year, if changed since last report)
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
Yes ☐       No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of August 10, 2007, the registrant had 80,500,000 shares of common stock, par value $.001, outstanding.
Transitional Small Business Issuer Disclosure Format: Yes ☐       No ☑

Index

ITEM

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securites
Item 4. Submission of Matters to a Vote of Securities Holders
Item 5. Other Information
Item 6. Exhibits
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

INTRODUCTORY NOTE
This Report on Form 10-QSB for Brookside Technology Holdings Corp. (“we,” “us,” or the “Company”) may contain forward-looking statements. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” and “continue” or similar words. Forward-looking statements includ e information concerning possible or assumed future business success or financial results. You should read statements that contain these words very carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control .. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.
The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission, and any other periodic reports filed with the Securities and Exchange Commission. Accordingly, to the extent that this Quarterly Report contains forward-looking stat ements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in its forward-looking statements.

BROOKSIDE TECHNOLOGY HOLDINGS CORP
CONSOLIDATED BALANCE SHEETS
As of June 30, 2007 and December 31, 2006

	June 30	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$109,236	$35,666
Accounts receivable, net	328,390	333,429
Inventory	39,160	39,160
Deferred contract costs	—	10,883
Prepaid expenses	19,618	—

Total current assets	496,404	419,138

Property and equipment
Office equipment	196,028	178,424
Furniture, fixtures and leasehold improvements	30,660	12,960

	226,688	191,384
Less: accumulated depreciation	(149,552)	(127,976)

Property and equipment, net	77,136	63,408

Deposits and other assets	277,631	—

TOTAL ASSETS	$851,171	$482,546

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilties
Current liabilities
Accounts payable and accrued expenses	$213,947	$368,419
Billings in excess of revenues	67,411	227,195
Accrued payroll liabilities	49,890	37,436
Current portion of long term debt	541,559	623,863
Other current liabilities	33,070	71,633

Total current liabilites	905,877	1,328,546

Long term debt, less current portion	—	—

Total liabilities	905,877	1,328,546

Stockholders’ deficit
Series A Convertible Preferred Stock, 2,175,322 issued and outstanding at June 30, 2007 at 8% dividend yield. Liquidation preference of $2,228,166 at June 30, 2007	1,611,987	—
Common stock, $.001 par value, 700,000,000 shares authorized, 80,500,000 shares issued and outstanding at June 30, 2007, and 63,000,000 shares issued at and outstanding at December 31, 2006, respectively	80,500	63,000
Additional paid in capital	1,443,464	337,927
Retained deficit	(3,190,657)	(1,246,927)

Total stockholders’ deficit	(54,706)	(846,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$851,171	$482,546

See accompanying notes

BROOKSIDE TECHNOLOGY HOLDINGS CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarter and Six Months Ended June 30, 2007 and 2006

	Quarter Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Installation and other services	$178,894	$322,190	$310,026	$546,324
Equipment sales	285,168	902,914	691,413	1,093,163

Total revenues	464,062	1,225,104	1,001,439	1,639,487

COST OF SALES (excluding depreciation)	239,162	783,365	591,648	1,034,690

GROSS PROFIT	224,900	441,739	409,791	604,798

OPERATING EXPENSES
General and administrative	493,404	333,705	793,268	775,770
Stock based compensation expense	915,000	—	915,000	—
Depreciation expense	11,091	9,336	21,576	18,672

Total operating expenses	1,419,495	343,041	1,729,844	794,441

OTHER INCOME (EXPENSE)
Interest expense	(22,406)	(16,738)	(26,557)	(22,907)
Other income (expenses), net	(49)	1,223	1,526	2,773

Total other income (expense)	(22,455)	(15,515)	(25,031)	(20,134)

INCOME (LOSS) BEFORE INCOME TAXES	(1,217,050)	83,183	(1,345,084)	(209,778)

Income tax benefit	—	—	—	—

NET INCOME (LOSS)	$(1,217,050)	$83,183	$(1,345,084)	$(209,778)

Preferred Stock Dividends	(39,265)	—	(52,844)	—

Net loss attributable to common shareholders	$(1,256,315)	$83,183	$(1,397,928)	$(209,778)

Loss per share-basic and fully diluted	$(0.016)	$0.001	$(0.019)	$(0.003)

Weighted average shares outstandings	80,500,000	63,000,000	75,472,376	63,000,000

See accompanying notes

BROOKSIDE TECHNOLOGY HOLDINGS CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006

	June 30,	June 30,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,345,084)	$(209,778)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	21,576	18,672
Stock based compensation	915,000	—
Common stock issued for services	—	30,000
(Increase) decrease in:
Accounts receivable	5,039	728,907
Deferred contract costs	10,883	367,667
Prepaid expenses	(19,618)	(20,705)
Deposits and other assets	(1,500)	3,534
Increase (decrease) in:
Accounts payable and accrued expenses	(107,916)	(908,368)
Bank Overdraft	—	(11,413)
Accrued payroll liabilities	12,454	33,653
Billings in excess of revenues	(159,784)	(104,573)
Other current liabilites	(38,559)	54,735

	637,576	192,109

NET CASH USED IN OPERATING ACTIVITIES	(707,509)	(17,670)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(35,304)	—
Deposits and other assets related to possible acquisition	(276,131)	—

NET CASH USED IN INVESTING ACTIVITIES	(311,435)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long term debt	135,000	51,000
Proceeds from issuance of Series A Convertible Preferred Stock, net of issuance costs of $376,653	1,280,337	—
Cash paid for fees in connection with the Exchange Transaction	(293,963)	—
Repayment of long term debt	(28,861)	(14,606)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,092,513	36,394

NET INCREASE IN CASH	73,570	18,724

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	35,666	—

CASH AND CASH EQUIVALENTSAT END OF YEAR	$109,236	$18,724

SUPPLEMENTAL DISCLOSURE

Income taxes paid	$—	$—

Interest paid	$(22,406)	$(16,738)

Non-cash financing and investing activities

Exchange Transaction fee to Venture Fund II for consulting fees, paid in preferred stock	$250,000	$—

Accrual of preferred stock dividend	$52,844

Payment of notes payable paid in Preferred Stock	$235,000	$—

Prepaid expense to related party for consulting fees, paid in common stock	$—	$30,000

Accrued interest added to note payable balance	$46,556	$—

See accompanying notes

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
Note 1 — Nature of Business
Background/Name Change/Redomestication
Cruisestock, Inc, (the “Company”) was incorporated in September 2005 under the laws of the State of Texas. Immediately prior to February 21, 2007, it was a shell corporation with no significant operations or assets. On February 21, 2007, the Company acquired all of the stock of Brookside Technology Partners, a Texas corporation, in a transaction where the shareholders of Brookside Technology Partners exchanged all of their shares for shares of common stock of the Company (the “Share Exchange”). As a result, Brookside Technology Partners became a wholly-owned subsidiary of the Company. However, from an accounting perspective, Brookside Technology Partners was the acquirer in the Share Exchange.
Because Brookside Technology Partners was the accounting acquirer in the Share Exchange, management does not believe that it is informative or useful to compare the Company’s historical results of operations with those of Brookside Technology Partners. Instead, below we discuss only Brookside Technology Partners’ results of operations and financial performance.
Subsequent to the Share Exchange, on July 6, 2007 (the “Effective Time”), the Company changed its name to Brookside Technology Holdings Corp. and redomesticated into Florida. The name change and redomestication were accomplished by merging the Company into a newly-formed, Florida wholly-owned subsidiary, with the subsidiary being the surviving entity (the “Redomestication”). As a result, the Company is now a Florida corporation and its name is Brookside Technology Holdings Corp.
The Company’s common stock is quoted on the Over the Counter Bulletin Board (OTCBB) under a new symbol: BKSD.
Stock Split
Concurrently with the Redomestication and as of the Effective Time:
•	Each outstanding share of Cruisestock’s common stock, $0.001 per share, was automatically converted into seven shares of Brookside Technology Holdings Corp.’s common stock, $0.001 par value per share;

•	Each outstanding share of Cruisestock’s series A preferred stock, $0.001 per share, was automatically converted into one share of Brookside Technology Holdings Corp.’s series A preferred stock, $0.001 par value per share;

•	The price at which the series A preferred stock converts into common stock was automatically adjusted, on a proportionate basis, to account for the forward split of the common shares by reducing the current conversion price of $0.40 per share to $0.0571428; and

•	The number of shares of common stock underlying all of Cruisestock’s outstanding options and warrants to purchase common stock, and the exercise price of such options and warrants, was automatically adjusted to account for the 7-for-1 common share stock split.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
Note 1 — Nature of Business (continued)
Operations
Currently, the Company serves as a holding company for Brookside Technology Partners and all operations are conducted by Brookside Technology Partners. Headquartered in Austin, Texas, Brookside Technology Partners is a provider and global managed service company specializing in selling, designing, analyzing and implementing converged Voice over IP (VoIP), data and wireless business communications systems and solutions for commercial and state/government organizations of all types and sizes in the United States. Brookside Technology Partners is recognized as one of the leading VoIP resellers and professional services vendors with over 300 BCM installations that have various forms of networked or VoIP functionality.
Potential Acquisitions/Need for Financing
In addition to operating Brookside’s historical business, the Company is exploring certain strategic acquisitions. As previously disclosed, On May 11, 2007, the Company entered into an exclusive letter of intent to acquire U.S. Voice and Data, LLC (“USVD”), an Indiana Limited Liability Company, with USVD and its two members. The letter of intent and the closing of the acquisition is subject to, among other things, the completion of due diligence, financing and the negotiation and execution of a definitive purchase agreement. There can be no assurances that a successful closing will occur.
Generally, the letter of intent is non-binding. However, the letter of intent does impose certain binding obligations on the parties. Among these is the requirement that, from the date of the letter of intent until August 31, 2007, USVD cease negotiations with any other party regarding the acquisition of USVD and otherwise refrain from taking any action to seek, solicit, or accept any other inquiries, proposals or offers to purchase or otherwise acquire the business or assets of USVD or the membership interests of USVD, whether by merger, consolidation, stock purchase, joint venture or otherwise. In exchange for such exclusivity, we paid to USVD a deposit of $250,000 (the “Deposit”). At closing of the acquisition, should one occur, the Deposit is to be applied to the purchase price for USVD. The Company is required to pay an additional $9,000,000, less the $250,000 at closing.
The Company expects to raise these additional funds through its discussions with several lenders. However, should we, prior to closing, discover that USVD has materially misrepresented its financial condition or should USVD breach its exclusivity obligations, the Deposit is required to be refunded to us. In all other events, should the closing fail to occur, USVD is entitled to retain the Deposit.
The Deposit significantly depleted the Company’s cash. As a result, if the closing of the USVD acquisition fails to occur on a timely basis and should the Company forfeit the Deposit, it will likely need to raise additional funds to meet its working capital needs over the next 12 months. There can be no assurances that the Company will be able to obtain such financing. If it fails to obtain such financing, it will not be able to implement its growth strategy and may not be able to continue as a going concern. The Company incurred net losses during the first and second quarters ended March 31, 2007 and June 30, 2007, respectively, and for the years ended 2006, 2005 and 2004. Its current and past losses raise doubt about its ability to continue as a going concern. See Risk Factors in the Company’s Form 10-KSB for the year ended, December 31, 2006.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
Note 1 — Nature of Business (continued)
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2007. For accounting purposes, the Exchange Transactions were treated as if Brookside had acquired Cruisestock, and, accordingly, for periods prior to the Exchange Transactions, the financial information contained herein is the historical information of Brookside. The results of operations of Cruisestock have been included in the consolidated financial statements contained herein since the date of the closing of the Exchange Transactions (February 21, 2007). For future information, refer to the consolidated financial statements and notes thereto included in the Cruisestock’s Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (“SEC”).
Note 2 — Going Concern Uncertainties
The Company has incurred net losses during the six months ended June 30, 2007, and the years ended December 31, 2006, 2005 and 2004. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations, raise additional financing through public or private equity financings, or secure other sources of financing to fund operations. The Company has cash and cash equivalents of $109,236 and a working capital deficit of $409,435 at June 30, 2007. The Company had net cash used in operating activities of $707,509 during the six months ended June 30, 2007.
These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 3 — Significant Accounting Policies
Reclassifications
Certain prior year amounts have been reclassified to conform to the fiscal 2007 presentation. During 2007, the Company’s common stock was exchanged for 41.33224 Cruisestock common shares for each Brookside common share. The financial statements have also been changed to reflect the impact of this stock split and the 7-for-1 stock split (as discussed in Note 1) as of January 1, 2006.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
Note 3 — Significant Accounting Policies (continued)
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
Below is a reconciliation of the numerators and denominators of basic and diluted earnings per share for each of the following years:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerators
Numerator for basic and diluted earnings per share:

Net loss attributable to common shareholders’	$(1,256,315)	$83,183	$(1,397,928)	$(209,778)

Denominators

Denominators for basic earnings per share:	80,500,000	63,000,000	75,472,376	63,000,000
At June 30, 2006, there were no potentially dilutive securities outstanding. At June 30, 2007, there were potentially dilutive securities outstanding consisting of Series A Preferred stock, warrants, and stock options issued to employees. The potential shares would be anti-dilutive during 2007 and as such have not been considered in the calculation of earnings per share. At June 30, 2007, the number of potentially dilutive shares, that are anti-dilutive at June 30, 2007) consists of 14,000,000 stock option shares, 2,175,322 preferred stock shares (excercisable into 38,068,135 common shares), 43,397,676 common shares purchase warrants, and 7,819,602 common stock purchase warrants (issuable as liquidated damages under the registration rights agreement).
Stock-Based Compensation
Effective January 1, 2006, the Company entered into a consulting agreement (“Consulting Agreement”) with Michael Nole (“Consultant”). Pursuant to the Consulting Agreement, Consultant shall use his commercially reasonable efforts to (a) increase the productivity and capacity of Brookside’s business, (b) secure financing and/or capital for Brookside, (c) advise Brookside with regard to potential acquisitions and mergers, (d) and provide such other business advise as Brookside may reasonably request from time to time (“Consulting Services”). In Exchange for performing these Consulting Services, Consultant received $30,000 payable in 28,000,000 shares of Common Stock.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
Note 3 — Significant Accounting Policies (continued)
Recently Issued Accounting Pronouncements
In December 2004, the FASB issued SFAS 123 (revised 2004) Share-Based Payment (“SFAS 123(r)”), which revised SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(r) provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities. SFAS 123(r) also requires that the cost of all share-based transactions be measured at fair value and recognized over the period during which an employee is required to provide service in exchange for an award. The adoption of SFAS 123(r) is expected to increase compensation expense during the period that employees vest in their stock options when granted. In accordance with the adoption of SFAS 123R, the Company utilizes the Black-Scholes valuation model to value all stock options (the “Options”). Compensation for restricted stock awards is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Compensation cost for all awards will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. For the six months ended June 30, 2007, the Company recognized $915,000 in Employee Stock Compensation Expense.
In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. The Company adopted FSP EITF 00-19-2 in the first quarter of 2007 as a result of its issuance of Series A Preferred Stock and warrants subject to a registration payment agreement in February 2007. FSP EITF 00-19-2 requires that the contingent obligation to pay liquidated damages under the securities purchase agreement should be separately recognized and measured in accordance with FASB Statement No. 5 (FASB No. 5), Accounting for Contingencies”. The Company implemented this FSP effective the first quarter of 2007 and recorded a $25,693 liability related to expected liquidated damages under the registration rights agreement. As the issuance of additional warrants under the liquidated damages clause is probable, the value of the 7,819,602 Class A Warrants expected to be issued has been accrued and included in additional paid in capital at June 30, 2007.
Note 4– Trade Accounts Receivable
Supplemental information on net trade accounts receivable:

	Six Months ended
	June 30,	Year ended
	(Unaudited)	December 31,
	2007	2006
Gross trade accounts receivable (including deferred revenue on maintenance contracts)	$328,390	$333,429

Less: allowance for doubtful accounts	—	—

	$328,390	$333,429

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
Note 5 –Billings in Excess of Revenues
Billings in excess of revenues at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007	December 31,
	(Unaudited)	2006
Advance billings of equipment sales and installation services	$67,411	$227,195

Note 6 –Long Term Debt
Long term debt as of June 30, 2007 and December 31, 2006 consisted of the following:

	June 30,
	2007	December 31,
	(Unaudited)	2006
Secured note payable to a bank, accruing interest at a prime rate plus 2% (10.25% as of June 30, 2007) maturing December 26, 2007, with monthly payments of $2,302.	$28,011	$32,011

Note payable to an individual, unsecured, accruing interest at 2% per annum, due on demand	123,998	125,000

Notes payable to executive officers and shareholders, unsecured, accruing interest at rates ranging from 0% to 7% per annum, due on demand	329,550	457,852

Note payable to MAJ Ventures, Ltd., unsecured, accruing interest at 10% per annum and maturing December 31, 2007.	60,000	60,000

Total long term debt	541,559	623,863
Less current portion	(541,559)	(623,863)

Long term portion	$—	$—

Principal maturities of long-term debt as of June 30, 2007 are as follows:

Six Months Ending June 30,
2007	$541,559

$541,559

All notes payable to the bank are secured by certain assets of the Company. The majority of the accounts receivable secure accounts payable to vendors for telecommunications equipment for customer contracts.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
Note 7 — Commitments and Contingencies
Leases
On July 26, 2007 the Company entered into a 31 month lease for its Austin operations under a lease classified as an operating lease. Minimum lease obligations are as follows:

July through December 2007	$36,695
2008	84,061
2009	89,217
2010	22,412
Rental expense for operating leases during the Quarters ended June 30, 2007 and 2006 was approximately $7,952 and $12,782, respectively. Rental expense for operating leases for the Six Months ended June 30, 2007 and 2006 was approximately $12,883 and $25,565, respectively.
Litigation
The Company is not involved in any claims or legal actions.
Risk Management
The Company maintains various forms of insurance that the Company’s management believes are adequate to reduce the exposure to property and general liability risks to an acceptable level.
Note 8 – Related Party Transactions
The Company has notes payable to officer and shareholders of the Company. The balance of these notes payable were $329,550 at June 30, 2007.
The Company purchases equipment from Wave Tech Plus. This Company is considered a related party as the Company and Wave Tech Plus have entered into a letter of intent to merge the two entities. During the Quarters ended June 30, 2007 and 2006, the Company purchased $4,132 and $45,013 respectively from Wave Tech Plus. During the Six Months ended June 30, 2007 and 2006, the Company purchased $4,132 and $57,346 respectively from Wave Tech Plus.
Note 9 – Cost of Sales
For the Three and Six Months ended June 30, 2007 and 2006, costs of sales consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Equipment costs	$212,631	$707,248	$528,184	$852,454
Contract labor	19,493	60,073	44,792	75,300
Sales commissions and selling costs selling costs	5,241	10,000	7,162	72,000
Other costs	1,797	6,044	11,510	34,936

	$239,162	$783,365	$591,648	$1,034,690

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
Note 10 – General and Administrative Expenses
For the three and six months ended June 30, 2007 and 2006, general and administrative expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Employee compensation and benefits	$358,926	$249,358	$592,408	$601,143
Telephone	11,550	17,662	20,071	31,628
Travel expense	23,767	15,118	34,009	27,159
Occupancy	7,952	12,782	12,883	25,565
Professional fees	68,963	34,571	86,710	47,630
Other	22,246	4,214	47,187	42,645

	$493,404	$333,705	$793,268	$775,770

Note 11 – Employee Benefit Plan
The Company has a 401(k) profit sharing plan (the Plan) and other employee health and benefit plans. The Plan allows all eligible employees to defer a portion of their income on a pretax basis through contributions to the Plan. The Company’s has not made any 401(k) matching contributions during 2007 and 2006.
The Company provides group health and other benefits to its employees through plans that cover all employees that elect to be covered. The Company’s share of group health care costs was approximately $49,000 for the year ended December 31, 2006 and $11,000 for the six months ended June 30, 2007 and such amounts have been included in employee compensation and benefits expense.
Note 12 – Common Stock Purchase Agreement, Exchange Agreement, and Preferred Stock Purchase Agreement
Exchange Transactions
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

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
Note 12 – Common Stock Purchase Agreement, Exchange Agreement, and Preferred Stock Purchase Agreement (continued)
Terms of Convertible Preferred Stock and Warrant Financing
From February 21, 2007 to April 30, 2007, the Company entered into Preferred Stock Purchase Agreements with a group of accredited investors (the “Investors”), pursuant to which the Investors purchased 2,175,322 of Cruisestock’s Series A convertible preferred stock (the “Preferred Stock”), 19,034,071 (2,719,153 pre-split) series A common stock purchase warrants (the “series A warrants”) and 19,034,071 (2,719,153 pre-split) series B common stock purchase warrants (the “series B warrants”) for an aggregate purchase price of $2,141,990 (the “Private Placement”). Of the total purchase price, $235,000 was paid through the cancellation of promissory notes due from Brookside to the investor, as discussed in more detail below. Additionally, Venture Fund II, Inc. elected to convert $250,000 of a cash consulting fee into units in the offering and such amount is included in the total purchase price.
The Preferred Stock has a fixed conversion price of $0.0571428 and the 2,175,322 shares of Preferred Stock issued in the Private Placement are initially convertible into an aggregate of 38,068,135 shares of common stock. In addition, the Preferred Stock pays an annual dividend of 8%, which is payable quarterly, at the option of Cruisestock, either in cash or in shares of common stock at a 10% discount to Cruisestock’s stock price.
The series A warrants have an exercise price of $0.11428 and a term of three (3) years. The series B warrants have an exercise price of $0.22857 and a term of five (5) years.
The conversion price of the Preferred Stock and the exercise price of the warrants are subject to adjustment in certain instances, including the issuance by Cruisestock of securities with a lower conversion or exercise price. The Preferred Stock is entitled to vote with the common stockholders on a common stock-equivalent basis.
In addition, Cruisestock and the Investors entered into an Investor Rights Agreement pursuant to which Cruisestock agreed to file, within 60 days after the closing, a registration statement covering the common stock issuable upon conversion of the Preferred Stock and exercise of the warrants. The failure of Cruisestock to meet this schedule and other timetables provided in the Investor Rights Agreement would result in the imposition of liquidated damages. The Company recorded liabilities of $15,010 and $25,693 in the three and six months ended June 30, 2007, respectively, related to liquidated damages under the registration rights agreement effective as of the Exchange Transaction. As the issuance of additional warrants under the liquidated damages clause is probable, the value of the 7,819,602 Class A Warrants expected to be issued has been accrued and included in additional paid in capital at June 30, 2007.
Midtown Partners & Co., LLC, which served as placement agent in connection with the Preferred Stock Purchase Agreement, received an aggregate placement agent fee of $214,199 in cash and the following common stock purchase warrants:
(i)	a series A warrant to purchase 2,664,767 shares of common stock at an exercise price of $0.1142857,

(ii)	a series B warrant to purchase 2,664,767 shares of common stock at an exercise price of $0.22857, and

(iii)	a series C warrant (the “series C warrant”) to purchase 5,329,534 shares of common stock at an exercise price of $0.0571428.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
Note 12 – Common Stock Purchase Agreement, Exchange Agreement, and Preferred Stock Purchase Agreement (continued)
The series C warrant has an exercise price of $0.0571428 and a term of three years. All the placement agent warrants provide for cashless exercise. Midtown Partners & Co., LLC is an NASD registered broker-dealer.
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
Accordingly, on February 21, 2007, each of Mr. Phillips and Apogee Financial Investments, Inc. received 466,667 shares of Preferred Stock and the following warrants:
(i)	a series A warrant issued to Mr. Phillips to purchase 320,831 shares of common stock at an exercise price of $0.1142857,

(ii)	a series B warrant issued to Mr. Phillips to purchase 320,831 shares of common stock at an exercise price of $0.22857,

(iii)	a series A warrant issued to Apogee Financial Investments, Inc. to purchase 320,831 shares of common stock at an exercise price of $0.1142857 and

(iv)	a series B warrant issued to Apogee Financial Investments, Inc. to purchase 320,831 shares of common stock at an exercise price of $0.22857.
In addition, on January 12, 2007, Apogee Financial Investments, Inc. loaned $135,000 to Brookside. In connection with the Exchange Transactions, Apogee Financial Investments, Inc. converted the loan into 135,000 units in the Private Placement. Accordingly, Apogee was issued 945,000 additional shares of Preferred Stock and the following warrants:
(i)	a series A warrant issued to Apogee Financial Investments, Inc. to purchase 1,181,250 shares of common stock at an exercise price of $0.1142857; and

(ii)	a series B warrant issued to Apogee Financial Investments, Inc. to purchase 1,181,250 shares of common stock at an exercise price of $0.22857.
In addition, Apogee Consultants, Inc. received a cash fee of $122,070 for consulting and due diligence services rendered in connection with the transactions. Apogee Consultants, Inc. is not an affiliate of Apogee Financial Investments, Inc.
The conversion price of the Preferred Stock and the exercise price of the Warrants are subject to adjustment in certain instances, including the issuance by Cruisestock of securities with a lower conversion or exercise price. The Series A preferred stock has no voting rights, except as required by law.
Note 13 — Subsequent Events
On August 17, 2007 the Company executed a Term Sheet for the financing to acquire US Voice and Data, LLC (“USVD”). The financing is subject to the satisfactory completion of due diligence review and credit approval, of which there can be no assurances. While the lender undertakes its due diligence review, the Company is expected to work towards finalizing the definitive purchase agreement for its acquisition of USVD and the definitive financing agreements related to such acquisition, the completion of which remains uncertain. If successfully acquired, the combined revenues and positive EBITDA of USVD should represent a significant increase in the Company’s revenues and EBITDA.

Item 2. Management’s Discussion and Analysis or Plan of Operations
The information presented in this section should be read in conjunction with our audited financial statements and related notes for the periods ended December 31, 2006 and 2005 included in our Form 10-KSB, as filed with the Securities and Exchange Commission, as well as the information contained in the financial statements, including the notes thereto, appearing in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors”of our Form 10-KSB for the year ended December 31, 2006, and elsewhere in this report.
General
Background/Name Change/Redomestication
Cruisestock, Inc, (the “Company”) was incorporated in September 2005 under the laws of the State of Texas. Immediately prior to February 21, 2007, it was a shell corporation with no significant operations or assets. On February 21, 2007, the Company acquired all of the stock of Brookside Technology Partners, a Texas corporation, in a transaction where the shareholders of Brookside Technology Partners exchanged all of their shares for shares of common stock of the Company (the “Share Exchange”). As a result, Brookside Technology Partners became a wholly-owned subsidiary of the Company. However, from an accounting perspective, Brookside Technology Partners was the acquirer in the Share Exchange.
Because Brookside Technology Partners was the accounting acquirer in the Share Exchange, management does not believe that it is informative or useful to compare the Company’s historical results of operations with those of Brookside Technology Partners. Instead, below we discuss only Brookside Technology Partners’ results of operations and financial performance.
Subsequent to the Share Exchange, on July 6, 2007 (the “Effective Time”), the Company changed its name to Brookside Technology Holdings Corp. and redomesticated into Florida. The name change and redomestication were accomplished by merging the Company into a newly-formed, Florida wholly-owned subsidiary, with the subsidiary being the surviving entity (the “Redomestication”). As a result, the Company is now a Florida corporation and its name is Brookside Technology Holdings Corp.
The Company’s common stock is quoted on the Over the Counter Bulletin Board (OTCBB) under a new symbol: BKSD.
Stock Split
Concurrently with the Redomestication and as of the Effective Time:
•	Each outstanding share of Cruisestock’s common stock, $0.001 per share, was automatically converted into seven shares of Brookside Technology Holdings Corp.’s common stock, $0.001 par value per share;

•	Each outstanding share of Cruisestock’s series A preferred stock, $0.001 per share, was automatically converted into one share of Brookside Technology Holdings Corp.’s series A preferred stock, $0.001 par value per share;

•	The price at which the series A preferred stock converts into common stock was automatically adjusted, on a proportionate basis, to account for the forward split of the common shares by reducing the current conversion price of $0.40 per share to $0.0571428; and

•	The number of shares of common stock underlying all of Cruisestock’s outstanding options and warrants to purchase common stock, and the exercise price of such options and warrants, was automatically adjusted to account for the 7-for-1 common share stock split.

Operations
Currently, the Company serves as a holding company for Brookside Technology Partners and all operations are conducted by Brookside Technology Partners. Headquartered in Austin, Texas, Brookside Technology Partners is a provider and global managed service company specializing in selling, designing, analyzing and implementing converged Voice over IP (VoIP), data and wireless business communications systems and solutions for commercial and state/government organizations of all types and sizes in the United States. Brookside Technology Partners is recognized as one of the leading VoIP resellers and professional services vendors with over 300 BCM installations that have various forms of networked or VoIP functionality.
Potential Acquisitions/Need for Financing
In addition to operating Brookside’s historical business, the Company is exploring certain strategic acquisitions. As previously disclosed, On May 11, 2007, the Company entered into an exclusive letter of intent to acquire U.S. Voice and Data, LLC (“USVD”), an Indiana Limited Liability Company, with USVD and its two members. The letter of intent and the closing of the acquisition is subject to, among other things, the completion of due diligence, financing and the negotiation and execution of a definitive purchase agreement. There can be no assurances that a successful closing will occur.
Generally, the letter of intent is non-binding. However, the letter of intent does impose certain binding obligations on the parties. Among these is the requirement that, from the date of the letter of intent until August 31, 2007, USVD cease negotiations with any other party regarding the acquisition of USVD and otherwise refrain from taking any action to seek, solicit, or accept any other inquiries, proposals or offers to purchase or otherwise acquire the business or assets of USVD or the membership interests of USVD, whether by merger, consolidation, stock purchase, joint venture or otherwise. In exchange for such exclusivity, we paid to USVD a deposit of $250,000 (the “Deposit”). At closing of the acquisition, should one occur, the Deposit is to be applied to the purchase price for USVD. The Company is required to pay an additional $9,000,000, less the $250,000 at closing.
The Company expects to raise these additional funds through its discussions with several lenders. However, should we, prior to closing, discover that USVD has materially misrepresented its financial condition or should USVD breach its exclusivity obligations, the Deposit is required to be refunded to us. In all other events, should the closing fail to occur, USVD is entitled to retain the Deposit.
The Deposit significantly depleted the Company’s cash. As a result, if the closing of the USVD acquisition fails to occur on a timely basis and should the Company forfeit the Deposit, it will likely need to raise additional funds to meet its working capital needs over the next 12 months. There can be no assurances that the Company will be able to obtain such financing. If it fails to obtain such financing, it will not be able to implement its growth strategy and may not be able to continue as a going concern. The Company incurred net losses during the first and second quarters ended March 31, 2007 and June 30, 2007, respectively, and for the years ended 2006, 2005 and 2004. Its current and past losses raise doubt about its ability to continue as a going concern. See Risk Factors in the Company’s Form 10-KSB for the year ended, December 31, 2006.
Results of Operations
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

Three and Six months Ended June 30, 2007 compared to Three and Six Months Ended June 30, 2006.
Gross Margin
Total revenues from operations for quarter ended June 30, 2007 were $464,062 compared to $1,225,104 reported for the same period in 2006, a decrease of $761,042 or 62.1%. Total revenues from operations for the six months ended June 30, 2007 were $1,001,439 compared to $1,639,487 reported for the same period in 2006, a decrease of $639,048 or 39.0%. The overall decrease in revenues is due primarily to the recognition of two very large Texas Department of Information Resources contracts, which totaled $648,287 in the second quarter ended June 30, 2006. In addition, the Company was short staffed in outside salespeople through June 30, 2007, down to one salesperson from four, which negatively impacted sales. From May through July, 2007, the Company has since invested in two additional outside sales people to focus on higher margin sales opportunities.
Cost of sales was $239,162 for the quarter ended June 30, 2007 compared to $591,648 for the quarter ended June 30, 2006, a decrease of $352,486 or 59.6%. Cost of sales was $591,648 for the six months ended June 30, 2007 compared to $1,034,690 reported for the same period in 2006, a decrease of $443,042 or 42.8%. This decrease is primarily due to the decrease in total revenues in 2007 from 2006. As a percentage of sales, cost of sales was 51.5% and 63.9% for the quarter ended June 30, 2007 and 2006, respectively, and 59.1% and 63.1% for the six months ended June 30, 2007 and 2006, respectively. This improvement in cost of sales as a percentage of sales is primarily attributable to the decrease in business from the Texas Department of Information Resources in 2007, which has a higher cost of sales as a percentage of revenue, but higher revenues per contract.
Our gross margin was 48.5% for the quarter ended June 30, 2007 compared to 36.1% for the quarter ended June 30, 2006. Gross margin was 40.9% for the six months ended June 30, 2007 compared to 36.9% reported for the same period in 2006. The increase in the gross margin percentage is due primarily to a significantly less revenue for the quarter ended June 30, 2007 compared to a significant amount of revenue in for the quarter ended June 30, 2006 from the Texas Department of Information Resources, which has less gross profit margin, but higher revenues per contract.
General and Administrative Expenses
General and administrative expenses were $493,404 and $333,705 for the quarter ended June 30, 2007 and 2006, respectively. General and administrative expenses were $793,268 and $775,770 for the six months ended June 30, 2007 and 2006, respectively. The increase in 2007 was due primarily to the administrative costs associated with being a public company.
Rental expense for operating leases during the quarters ended June 30, 2007 and 2006 was $7,952 and $12,782, respectively. Rental expense for operating leases for the six months ended June 30, 2007 and 2006 was $12,883 and $27,159, respectively. The decrease is due to the Company leasing out much less space in 2007 compared to 2006.
Stock Based Compensation
Stock based compensation for the three and six months ended June 30, 2007 was $915,000 compared to $0 reported for the same periods in 2006. This expense relates to the stock option agreements entered into with George Pacinelli, our President, and Bryan McGuire, our Chief Financial Officer. Pursuant to Mr. Pacinelli’s stock option agreement, we granted to Mr. Pacinelli an option to purchase up to 7,000,000 shares of our common stock at an exercise price of $0.185714 per share (the “Pacinelli Options”). Pursuant to Mr. McGuire’s stock option agreement, we granted to Mr. McGuire an option to purchase up to 7,000,000 shares of our common stock at an exercise price of $0.185714 per share (the “McGuire Options”, the Pacinelli Options and the McGuire Options collectively hereinafter referred to as the “Options”). The Options are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and were granted pursuant to our 2007 Stock Option Plan, pursuant to which we have reserved 35,000,000 shares of common stock for issuance to employees, directors and consultants. All of Mr. McGuire’s options are immediately exercisable. One half of Mr. Pacinelli’s options are immediately exercisable and the remainder vest as follows:

Number of Shares	Vesting Date
2,100,000	April 19, 2008
1,400,000	April 19, 2009
The Company recognizes employee stock based compensation in accordance with the adoption of SFAS 123R. The Company utilizes the Black-Scholes valuation model to value all stock options. Compensation for restricted stock awards is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Compensation cost for all awards will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. For the six months ended June 30, 2007, the Company recognized $915,000 in Employee Stock Compensation Expense. The Company has unrecognized stock compensation expense of $305,000 which will be recognized to expense over the remaining 21 month vesting period.
Interest Expense
Interest expense was $22,406 and $16,738 for the quarters ended June 30, 2007 and 2006, respectively. Interest expense was $26,557 and $22,907 for the six months ended June 30, 2007 and 2006, respectively.
Net Profit/Net Loss from Operations
We realized a net loss from operations of ($1,217,050) for the quarter ended June 30, 2007 compared to income from operations of $83,183 for the quarter ended June 30, 2006. Net loss from operations was ($1,345,084) and ($209,778) for the six months ended June 30, 2007 and 2006, respectively. This decrease in income from operations is primarily due to the Employee stock compensation expense of $915,000 for the three and six months ended June 30,2007 and $0 reported for the same periods in 2006. Also, this loss from operations is also due to the significant decrease in total revenues and the increase in general and administrative expenses, as discussed above.
Liquidity and Capital Resources
Prior to the acquisition of Share Exchange on February 21, 2007, Brookside Technology Partners was funded primarily through shareholder loans and from cash provided by its operations. In connection with the Share Exchange, as previously reported, the Company raised funds through a private placement of Series A Preferred Stock (the “Private Placement”). In the Private Placement, the Company received net cash proceeds of $969,943, after the deduction of all expenses and not including the conversion of certain notes payable.
The Company applied most of these funds on general working capital purposes and to date most of these funds have been expended. Further, as discussed above, on May 11, 2007, the Company entered into an exclusive letter of intent to acquire U.S. Voice and Data, LLC (“USVD”), an Indiana Limited Liability Company, with USVD and its two members. In connection therewith, the Company paid to USVD a deposit of $250,000 (the “Deposit”). At closing of the acquisition, should one occur, the Deposit is to be applied to the purchase price for USVD. Further, should the Company, prior to closing, discover that USVD materially misrepresented its financial condition or should USVD breach its exclusivity obligations, the Deposit is required to be refunded to the Company. However, in all other events, should the closing fail to occur, the Company shall forfeit the deposit.
The Deposit significantly depleted the Company’s cash. As a result, if the closing of the USVD acquisition fails to occur on a timely basis and should the Company forfeit the Deposit, it will likely need to raise additional funds to meet its working capital needs over the next 12 months. There can be no assurances that the Company will be able to obtain such financing. If it fails to obtain such financing, it will not be able to implement its growth strategy and may not be able to continue as a going concern. The Company incurred net losses during the first and second quarters ended March 31, 2007 and June 30, 2007, respectively, and for the years ended 2006, 2005 and 2004. Its current and past losses raise doubt about its ability to continue as a going concern. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations, raise additional financing through public or private equity financings, or secure other sources of financing to fund operations. The Company has cash and cash equivalents of $109,236 and a working capital deficit of $409,435 at June 30, 2007. The Company had net cash used in operating activities of $707,509 during the six months ended June 30, 2007. See Risk Factors in the Company’s Form 10-KSB for the year ended, December 31, 2006.
The closing of the acquisition of USVD is subject to, among other things, the completion of due diligence, financing and the negotiation and execution of a definitive purchase agreement. The Company hopes to obtain financing for the balance of the $9,000,000 purchase price. However, there can be no assurances that the Company will be successful in this regard.
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
Recent Accounting Pronouncements
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Effective at the beginning of the first quarter of 2007, the company adopted the provision of FIN 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.
As a result of the implementation of FIN 48, the Company has not changed any of its tax accrual estimates.
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
In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. The Company adopted FSP EITF 00-19-2 in the first quarter of 2007 as a result of its issuance of Series A Preferred Stock and warrants subject to a registration payment agreement in February 2007. FSP EITF 00-19-2 requires that the contingent obligation to pay liquidated damages under the securities purchase agreement should be separately recognized and measured in accordance with FASB Statement No. 5 (FASB No. 5), Accounting for Contingencies”. The Company implemented this FSP effective the first quarter of 2007 and recorded a $25,693 liability related to expected liquidated damages under the registration rights agreement.
Item 3. Controls and Procedures
Our management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended June 30, 2007, the period covered by this 10-QSB. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2007 to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the three and six months ended June 30, 2007.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The information required by this Item 2 was previously disclosed and included in Current Reports on Form 8-K filed by the Company.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. EXHIBITS

Exhibit 31.1	–	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	–	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	–	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	–	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Brookside Technology Holdings Corp.
By:	/s/ Michael Nole
Michael Nole, Chief Executive Officer

Dated: August 20, 2007