Form 10QSB
period 2007-09-30
BROOKSIDE TECHNOLOGY HOLDINGS, CORP.
filed 2007-11-19
CIK 1367001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 333-133253
BROOKSIDE TECHNOLOGY HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Florida (State or Other Jurisdiction)	333-133253 (Commission File Number)	87-0700927 (IRS Employer Identification No.)
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
Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of August 10, 2007, the registrant had 87,900,000 shares of common stock, par value $.001, outstanding.
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

Item 5. Other Information

Item 6. Exhibits
EX-2.1 US VOICE & DATTA,LLC MEMBERSHIP PURCHASE AGREEMENT
EX-3.1 AMENDMENT TO ARTICLES OF INCORPORATION
EX-10.1 DYNAMIC DECISION NOTE
EX-10.2 DYNAMIC DECISIONS PURCHASE AGREEMENT
EX-10.3 VICIS CAPITAL PURCHASE AGREEMENT
EX-10.4 VICIS CAPITAL RIGHTS AGREEMENT
EX-10.5 VICIS STOCK PURCHASE WARRANT
EX-10.6 HILCO CREDIT AGREEMENT
EX-10.7 HILCO STOCK PURCHASE WARRANT
EX-10.8 MICHAEL P. FISCHER EMPLOYMENT AGREEMENT
EX-10.9 M. SCOTT DIAMOND EMPLOYMENT AGREEMENT
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

Item 1. Financial Statements
BROOKSIDE TECHNOLOGY HOLDINGS CORP
CONSOLIDATED BALANCE SHEETS
As of September 30, 2007 and December 31, 2006

	September 30	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$133,685	$35,666
Accounts receivable, net	2,559,479	333,429
Inventory	790,699	39,160
Deferred contract costs	—	10,883
Prepaid expenses	38,594	—
Deferred Finance Charges	333,258	—

Total current assets	3,855,714	419,138

Property and equipment
Office equipment	261,817	178,424
Vehicles	53,780	—
Furniture, fixtures and leasehold improvements	131,861	12,960

	447,458	191,384
Less: accumulated depreciation	(161,485)	(127,976)

Property and equipment, net	285,973	63,408

Goodwill	14,075,885	—
Non-compete agreement	100,000	—
Deposits and other assets	15,568	—

TOTAL ASSETS	$18,333,139	$482,546

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilties
Current liabilities
Accounts payable and accrued expenses	$959,156	$368,419
Billings in excess of revenues	1,708,644	227,195
Accrued payroll liabilities	331,093	37,436
Current portion of long term debt	3,166,051	623,863
Other current liabilities	77,777	71,633

Total current liabilites	6,242,722	1,328,546

Long term debt net of debt issuance costs, less current portion	2,549,027	—

Total liabilities	8,791,748	1,328,546

Stockholders’ deficit
Series A Convertible Preferred Stock, 2,175,322 issued and outstanding at June 30, 2007 at 8% dividend yield. Liquidation preference of $2,271,672 at September 30, 2007.	1,655,493	—
Common stock, $.001 par value, 250,000,000 shares authorized, 87,900,000 shares issued and outstanding at September 30, 2007, and 63,000,000 shares issued at and outstanding at December 31, 2006, respectively	87,900	63,000
Additional paid in capital	12,467,517	337,927
Retained deficit	(4,669,519)	(1,246,927)

Total stockholders’ equity (deficit)	9,541,391	(846,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$18,333,139	$482,546

See accompanying notes

BROOKSIDE TECHNOLOGY HOLDINGS CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarter and Nine Months Ended September 30, 2007 and 2006

	Quarter Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Installation and other services	$314,469	$111,168	$624,495	$657,713
Equipment sales	612,567	1,012,326	1,303,980	2,114,727

Total revenues	927,036	1,123,494	1,928,475	2,772,440

COST OF SALES (excluding depreciation)	555,217	576,446	1,146,865	1,869,410

GROSS PROFIT	371,819	547,048	781,610	903,030

OPERATING EXPENSES
General and administrative	841,130	303,432	1,634,398	812,852
Stock based compensation expense	—	—	915,000	—
Provision for doubtful accounts	—	—	—	2,984
Depreciation expense	15,741	18,209	37,317	41,325

Total operating expenses	856,871	321,641	2,586,715	857,161

OTHER INCOME (EXPENSE)
Interest expense	(34,838)	(19,988)	(61,395)	(42,895)
Amortization expense	(928,701)	—	(928,701)	—
Other income (expenses), net	8,815	18,113	10,341	20,886

Total other income (expense)	(954,724)	(1,875)	(979,755)	(22,009)

INCOME (LOSS) BEFORE INCOME TAXES	(1,439,776)	223,532	(2,784,859)	23,860

Income tax benefit	—	—	—	—

NET INCOME (LOSS)	$(1,439,776)	$223,532	$(2,784,859)	$23,860

Preferred Stock Dividends	(43,506)	—	(96,350)	—

Net loss attributable to common shareholders	$(1,483,282)	$223,532	$(2,881,209)	$23,860

Loss per share-basic and fully diluted	$(0.018)	$0.004	$(0.037)	$0.000

Weighted average shares outstandings	81,327,632	63,000,000	77,691,575	63,000,000

See accompanying notes

BROOKSIDE TECHNOLOGY HOLDINGS CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006

	September 30	September 30
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,784,859)	$23,860

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	37,317	41,325
Amortization	928,701	—
Stock based compensation	915,000	—
Common stock issued for services	—	30,000
(Increase) decrease in:
Accounts receivable	(250,551)	1,086,194
Deferred contract costs	10,883	457,667
Inventory	1,113,770	—
Prepaid expenses	(8,278)	—
Deposits and other assets	23,703	3,534
Increase (decrease) in:
Accounts payable and accrued expenses	117,737	(870,280)
Accrued payroll liabilities	236,754	(2,720)
Billings in excess of revenues	(1,291,783)	(877,886)
Accrued warranty	(793)	—
Other current liabilites	(84,293)	50,451

	1,748,167	(81,715)

NET CASH USED IN OPERATING ACTIVITIES	(1,036,693)	(57,855)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(56,632)	(5,406)
Acquisition of US Voice & Data, LLC (“USVD”), net of $855,791 in cash received	(9,052,899)
Deposits and other assets related to possible acquisition	—	—

NET CASH USED IN INVESTING ACTIVITIES	(9,109,531)	(5,406)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long term debt	7,442,685	97,952
Cash paid for fees in connection with USVD acquisition financing	(463,000)
Proceeds from Series B Preferred Stock Financing (“Series B”)	3,000,000
Cash paid for fees in connection with Series B financing	(250,000)
Deferred finance charges	(349,538)	(2,103)
Proceeds from issuance of Series A Convertible Preferred Stock, net of issuance costs of $376,653	1,280,337	—
Cash paid for fees in connection with the Exchange Transaction	(293,963)	—
Repayment of long term debt	(122,278)	(20,706)

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,244,243	75,143

NET INCREASE IN CASH	98,019	11,882

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	35,666	—

CASH AND CASH EQUIVALENTSAT END OF YEAR	$133,685	$11,882

SUPPLEMENTAL DISCLOSURE
Income taxes paid	$—	$—

Interest paid	$(34,838)	$(16,738)

Non-cash financing and investing activities
Exchange Transaction fee to Venture Fund II for consulting fees, paid in preferred stock	$250,000	$—

Accrual of preferred stock dividend	$96,350

Payment of notes payable paid in Preferred Stock	$235,000	$—

Note Payable issued in USVD acquisition	$3,000,000	$—

Value of Common Stock issued in USVD acquisition	$2,730,000	$—

Prepaid expense to related party for consulting fees, paid in common stock	$—	$30,000

Accrued interest added to note payable balance	$46,556	$—

Conversion of note for 400,000 shares of common stock	$60,000	$—

Beneficial conversion feature assigned to convertible debt	$1,445,006	$—

Warrant value assigned	$6,751,270	$—

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

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
Note 1 — Nature of Business (continued)
Acquisition of USVD
On September 26, 2007, we acquired all of the membership interest of US Voice & Data, LLC, an Indiana Limited Liability Company (“USVD”) from The Michael P. Fischer Irrevocable Delaware Trust under Agreement dated April 5, 2007, and The M. Scott Diamond Irrevocable Delaware Trust under Agreement dated April 23, 2007 (the “Sellers”), pursuant to a Membership Interest Purchase Agreement closed on such date (the “Purchase Agreement”). USVD, headquartered in Louisville, Kentucky, with offices in Lexington, Kentucky and Indianapolis, Indiana, is a leading regional provider of telecommunication services, including planning, design, installation and maintenance for converged voice and data systems. USVD had un-audited revenue of $15.2 million for the trailing twelve months ended August 31, 2007, and audited 2006 revenue of $12.1 million. The purchase price of $15,668,950 was paid through a combination of common stock, cash and a seller note. Cash paid at closing was $9,938,690. The Company issued 7,000,000 shares of its common stock valued at $.39 per share on September 14, 2007. Also, the Company owes the Sellers a note payable of $3,000,000 with a maturity date of June 30, 2010. Additionally, the Purchase Agreement provides the Sellers with the opportunity to earn additional stock or cash consideration in the form of a three-year performance based EBITDA earnout.
Additionally, the Company caused USVD, its new subisidiary, to enter into employment agreements with Michael P. Fischer and M. Scott Diamond, with initial terms of three years, pursuant to which they will serve as USVD’s CEO and COO, respectively. The employment agreements contain standard terms and provisions, including non competition and confidentiality provisions and provisions relating to early termination and constructive termination, and provide for an annual base salary and certain standard benefits.
Credit Facility
The Company, through Midtown Partners & Co., LLC and LCG Capital, raised approximately $10,000,000 less fees and expenses of $1,192,000 for net cash proceeds of $8,808,000 to finance the acquisition of USVD. The financing consisted of approximately $8.0 million of senior and subordinated debt and $3.0 million of series B preferred stock. The deris B preferred stock has been classified as debt because ir has a mandatory redemption date of 90 days from issuance. In connection therewith, the Company and its two subsidiaries, USVD and Brookside Technology Partners, entered into a Credit Agreement with Hilco Financial LLC, pursuant to which Hilco agreed to provide a $7,000,000 ($6,000,000 advanced on acquisition) revolving line of credit, bearing interest at 15% and maturing on September 26, 2008 (the “Senior Loan”). Additionally, the Company also entered into a Subordinated Note and a related Subordinated Note Purchase Agreement with DD Growth Premium Fund, pursuant to which DD Growth Premium Fund loaned the Company $1 million, bearing interest at 10% per annum and maturing on December 30, 2008 (the “Subordinated Loan”). Additionally, the Company entered into a Securities Purchase Agreement with Vicis Capital Master Fund, a sub-trust of Vicis Capital Series Master Trust, pursuant to which Vicis acquired 3,000,000 shares of Series B Convertible Preferred Stock of the Company for $3,000,000, at 16% interest, which shares are convertible into 24,000,000 shares of common stock of the Company (subject to certain adjustments).
The Vicis Series B Convertible Preferred Stock must be either redeemed by the Company or acquired by a third party by December 26, 2007. The Hilco Credit Agreement prohibits any such redemption.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
Note 1 — Nature of Business (continued)
Warrants Issued in Connection with Financing:
In connection with the foregoing financing of the acquisition of USVD, the Company granted (a) Vicis a warrant to purchase 24,000,000 shares of common stock of the Company at an exercise price of $0.125 per share; (b) Hilco Financial LLC a warrant to purchase 61,273,835 shares of common stock of the Company at an exercise price of $0.137 per share; (c) DD Growth Premium Fund a warrant to purchase 10,000,000 shares of common stock of the Company at an exercise price of $0.114 per share; and (d) Midtown Partners & Co. a warrant to purchase 5,400,000 shares of common stock of the Company at an exercise price of $0.114 per share.
In addition to operating Brookside Technology Partners and USVD, the Company is exploring certain strategic acquisitions.
Operations
We are the holding company for Brookside Technology Partners, Inc, a Texas corporation (“Brookside Technology Partners”), and US Voice & Data, LLC, an Indiana Limited Liability Company (“USVD”), and all operations are conducted through those two wholly owned subsidiaries.
Headquartered in Austin, Texas, Brookside Technology Partners is a provider and global managed service company specializing in selling, designing, analyzing and implementing converged Voice over IP (VoIP), data and wireless business communications systems and solutions for commercial and state/government organizations of all types and sizes in the United States. Brookside Technology Partners is recognized as a leading VoIP reseller and professional services vendor with over 300 BCM installations that have various forms of networked or VoIP functionality.
Headquartered in Louisville, Kentucky, USVD is a leading regional provider of telecommunication services including planning, design, installation and maintenance for the converged voice and data systems. USVD serves the Kentucky and Southern Indiana markets, operating out of offices in Louisville, Lexington and Indianapolis.
USVD combines technical expertise in a range of communications products, including IP-enabled platforms, wired and wireless IP and digital endpoints and leading edge communications applications to create converged voice, video and data networks that help businesses increase efficiency and optimize revenue opportunities, critical for success in today’s competitive business environment. The sale of new systems, built on either Inter-Tel or NEC platforms, is the backbone of USVD’s business, typically accounting for approximately 65% of USVD’s revenue.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2007. For accounting purposes, the Exchange Transactions were treated as if Brookside had acquired Cruisestock, and, accordingly, for periods prior to the Exchange Transactions, the financial information contained herein is the historical information of Brookside. The results of operations of Cruisestock have been included in the consolidated financial statements contained herein since the date of the closing of the Exchange Transactions (February 21, 2007). For future information, refer to the consolidated financial statements and notes thereto included in the Cruisestock’s Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (“SEC”).

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
Note 1 — Nature of Business (continued)
The USVD acquisition significantly depleted the Company’s cash. This depletion of cash could hinder the Company’s ability to successfully execute its acquisition strategy.
Note 2 — Going Concern Uncertainties
The Company has incurred net losses during the nine months ended September 30, 2007, and the years ended December 31, 2006, 2005 and 2004. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations, raise additional financing through public or private equity financings, or secure other sources of financing to fund operations. The Company has cash and cash equivalents of $133,685 and a working capital deficit of $2,387,007 at September 30, 2007. The Company had net cash used in operating activities of $1,036,693 during the nine months ended September 30, 2007.
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
Below is a reconciliation of the numerators and denominators of basic and diluted earnings per share for each of the following years:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerators
Numerator for basic and diluted earnings per share:

Net loss attributable to common shareholders’	$(1,483,282)	$223,532	$(2,881,209)	$23,860

Denominators

Denominators for basic earnings per share:	81,327,632	63,000,000	77,691,575	63,000,000

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
Note 3 — Significant Accounting Policies (continued)
At September 30, 2006, there were no potentially dilutive securities outstanding. At September 30, 2007, there were potentially dilutive securities outstanding consisting of Series A Preferred stock, Series B Preferred Stock, warrants, and stock options issued to employees. The potential shares would be anti-dilutive during 2007 and as such have not been considered in the calculation of earnings per share. At September 30, 2007, the number of potentially dilutive shares, that are anti-dilutive at September 30, 2007) consists of 14,000,000 stock option shares, 2,175,322 series A preferred stock shares (exercisable into 38,068,135 common shares), 48,727,206 common shares purchase warrants issued in connection with the Series A Preferred Stock transaction, 91,073,835 issued in connection with the USVD acquisition financing, 3,000,000 series B preferred stock (exercisable into 24,000,000 common shares), the USVD seller’s note which is convertible into an estimated 3,000,000 shares and 7,819,602 common stock purchase warrants (issuable as liquidated damages under the registration rights agreement).
Stock-Based Compensation
Effective January 1, 2006, the Company entered into a consulting agreement (“Consulting Agreement”) with Michael Nole (“Consultant”). Pursuant to the Consulting Agreement, Consultant shall use his commercially reasonable efforts to (a) increase the productivity and capacity of Brookside’s business, (b) secure financing and/or capital for Brookside, (c) advise Brookside with regard to potential acquisitions and mergers, (d) and provide such other business advise as Brookside may reasonably request from time to time (“Consulting Services”). In Exchange for performing these Consulting Services, Consultant received $30,000 payable in 28,000,000 shares of Common Stock. The following disclosures provide information regarding the Company’s stock-based compensation awards, all of which are classified as equity awards in accordance with SFAS No. 123(R):
Stock options. The Company grants stock options to employees that allow them to purchase shares of the Company’s common stock. Options are also granted to members of the Board of Directors. The Company determines the fair value of stock options at the date of grant using the Black-Scholes valuation model. Most options vest annually over a three-year service period. The Company will issue new shares upon the exercise of stock options.
2007 Stock Incentive Plan
Effective April 19, 2007, we adopted the Brookside Technology Holdings Corp. (formerly Cruisestock, Inc) 2007 Stock Incentive Plan. The Stock Incentive Plan is discretionary and allows for an aggregate of up to 35,000,000 shares of our common stock to be awarded through incentive and non-qualified stock options and stock appreciation rights. The Stock Incentive Plan is administered by our Board of Directors, which has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted.
Total compensation expense recognized for options was approximately $915,000 and $0 for the nine months ended September 30, 2007 and September 30, 2006, respectively.
A summary of the changes in the total stock options outstanding during the nine months ended September 30, 2007 follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2006	—	$—
Granted	14,000,000	0.186
Forfeited or expired	—	—
Exercised	—	—
Outstanding at September 30, 2007	14,000,000	$0.186
Vested and exercisable at September 30, 2007	10,500,000	$0.186

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
Note 3 — Significant Accounting Policies (continued)
The fair value of the Company’s options were estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

Nine Months
Ended
September 30, 2006
Expected life (years)	5
Interest rate	4.7%
Dividend yield	—
Volatility	47%
Forfeiture rate	—
At September 30, 2007, there was $2.1 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 5 years. There were 0 and 10,500,000 options that became vested during the three months and nine months ended September 30, 2007, respectively.
2007 Stock Incentive Plan
Effective April 19, 2007, we adopted the Brookside Technology Holdings Corp. (formerly Cruisestock, Inc) 2007 Stock Incentive Plan. The Stock Incentive Plan is discretionary and allows for an aggregate of up to 35,000,000 shares of our common stock to be awarded through incentive and non-qualified stock options and stock appreciation rights. The Stock Incentive Plan is administered by our Board of Directors, which has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted.
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
In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. The Company adopted FSP EITF 00-19-2 in the first quarter of 2007 as a result of its issuance of Series A Preferred Stock and warrants subject to a registration payment agreement in February 2007. FSP EITF 00-19-2 requires that the contingent obligation to pay liquidated damages under the securities purchase agreement should be separately recognized and measured in accordance with FASB Statement No. 5 (FASB No. 5), Accounting for Contingencies”. The Company implemented this FSP effective the first

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
Note 3 — Significant Accounting Policies (continued)
quarter of 2007 and recorded a $25,693 liability related to expected liquidated damages under the registration rights agreement. As the issuance of additional warrants under the liquidated damages clause is probable, the value of the 7,819,602 Class A Warrants expected to be issued has been accrued and included in additional paid in capital at September 30, 2007. The valuation of the warrants were based on the original grant date fair value of the options of $0.0033 per option share.
Note 4 – Trade Accounts Receivable
Supplemental information on net trade accounts receivable:

	Nine Months ended
	September 30,	Year ended
	(Unaudited)	December 31,
	2007	2006
Gross trade accounts receivable	$2,559,479	$333,429
Less: allowance for doubtful accounts	—	—

	$2,559,479	$333,429

Note 5 – Billings in Excess of Revenues
Billings in excess of revenues at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007	December 31,
	(Unaudited)	2006
Customer deposits and deferred income	$1,708,644	$227,195

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
Note 6 – Long Term Debt
Long term debt as of September 30, 2007 and December 31, 2006 consisted of the following:

	September 30,
	2007	December 31,
	(Unaudited)	2006
Secured note payable to a bank, accruing interest at a prime rate plus 2% with monthly payments of $2,302. Note was paid in full on September 26, 2007.	$—	$32,011

Note payable to an individual, unsecured, accruing interest at 2% per annum, with monthly payments of $5,215 due September 1, 2010.	167,896	176,000

Note payable to executive officers and shareholders, unsecured, accruing interest at 0% per annum, due in installments over 3 years with a maturity date of June 30, 2010, less 737,869 value attributable to beneficial conversion feature, net of amortization.	2,262,131	—

Notes payable to an individual, unsecured, accruing interest at 7% per annum, with monthly payments of $1,130 due May 1, 2011	43,730	50,852

Note payable to and shareholder, unsecured, accruing interest at 0% per annum, due on demand	60,000	—

Note payable to executive officer and shareholders, unsecured, accruing interest at 7% per annum, with monthly payments of $1,343, due September 1, 2009	30,000	30,000

Notes payable to shareholder, unsecured, accruing interest at 7% per annum, with monthly payments of $6,432 due June 1, 2010	192,566	275,000

Notes payable to Hilco Fnancial, LLC, secured by all assets of the Company, accruing interest at 15% per annum, principal and accrued interest due in full September 26, 2008. Principal amount due of $6,127,723, less finance fees of $335,433 and value attributed to warrants of $3,813,915, net of amortization	1,978,375	—

Series B Preferred Stock issued to Vicis Capital, unsecured, accruing interest at 16% per annum. The terms of the Series B Preferred stock require the full redemption of the principal by December 26, 2007. Principal amount of $3,000,000 less financing fees of $236,688 and value attributed to warrants and beneficial conversion feature of $2,230,556, net of amortization	532,756	—

Notes payable to Dynamic Decisions Strategic Opportunities, unsecured, accruing interest at 10% per annum, total principal and accrued interest due September 26, 2008. Less value attributed to warrants of $564,573, net of amortization.	435,427	—

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
Note 6 – Long Term Debt (continued)

	September 30,
	2007	December 31,
	(Unaudited)	2006
Secured notes payable to Huntington Bank, accruing interest at a prime rate plus 3.73% with monthly payments of $383, with a maturity date of March 28, 2009. Note is secured by a vehicles.	12,196	—

Note payable to MAJ Ventures, Ltd., unsecured, accruing interest at 10% per annum. Converted to 400,000 shares of common stock on September 14, 2007.	—	60,000

Total long term debt	5,715,077	623,863
Less current portion	(3,166,051)	(623,863)

Long term portion	$2,549,027	$—

Principal maturities of long-term debt as of September 30, 2007 are as follows:

Nine Months Ending
September 30,

2008	$3,166,051
2009	1,858,842
2010	681,380
2011	8,804

$5,715,077

All notes payable to the bank are secured by certain assets of the Company. The majority of the accounts receivable secure accounts payable to vendors for telecommunications equipment for customer contracts.
Note 7 — Commitments and Contingencies
Leases
On July 26, 2007 the Company entered into a 31 month lease for its Austin operations under a lease classified as an operating lease. Effective September 26, 2007 the Company assumed current operating leases for the three offices leased by USVD. On October 15, 2007 the Company entered into a 60 month lease for its headquarters in Clearwater, Florida effective December 1, 2007. Minimum lease obligations are as follows:

October through December 2007	$69,868
2008	304,212
2009	299,476
2010	234,025
2011	110,665
2012	76,870
Rental expense for operating leases during the Quarters ended September 30, 2007 and 2006 was approximately $29,971 and $16,082, respectively. Rental expense for operating leases for the Nine Months ended September 30, 2007 and 2006 was approximately $42,854 and $41,647, respectively.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
Note 7 — Commitments and Contingencies (continued)
Litigation
The Company is not involved in any claims or legal actions, other than those that arise in the normal course of business.
Risk Management
The Company maintains various forms of insurance that the Company’s management believes are adequate to reduce the exposure to property and general liability risks to an acceptable level.
Note 8 – Related Party Transactions
The Company has notes payable to officer and shareholders of the Company. The balance of these notes payable were $282,566 at September 30, 2007.
Note 9 – Cost of Sales
For the Three and Nine Months ended September 30, 2007 and 2006, costs of sales consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Equipment costs	$493,614	$452,452	$1,021,798	$1,324,978
Contract labor	41,005	76,980	85,797	152,280
Direct labor	0	0	0	238,202
Sales commissions and selling costs selling costs	15,277	43,443	22,439	115,443
Other costs	5,321	3,571	16,831	38,507

	$555,217	$576,446	$1,146,865	$1,869,410

Note 10 – General and Administrative Expenses
For the Three and Nine months ended September 30, 2007 and 2006, general and administrative expenses consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Employee compensation and benefits	$470,361	$257,199	$1,062,769	$608,905
Telephone	12,755	8,748	32,827	40,376
Travel expense	76,282	5,370	110,291	32,522
Occupancy	29,971	16,082	42,854	41,647
Professional fees	145,515	453	232,225	31,177
Other	106,246	15,580	153,432	58,225

	$841,130	$303,432	$1,634,398	$812,852

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
Note 11 – Employee Benefit Plan
The Company has a 401(k) profit sharing plan (the Plan) and other employee health and benefit plans. The Plan allows all eligible employees to defer a portion of their income on a pretax basis through contributions to the Plan. The Company’s has made 401(k) matching contributions $5,804 of during 2007 and none during 2006.
The Company provides group health and other benefits to its employees through plans that cover all employees that elect to be covered. The Company’s share of group health care costs was approximately $49,000 for the year ended December 31, 2006 and $61,226 for the nine months ended September 30, 2007 and such amounts have been included in employee compensation and benefits expense.
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
In addition, Cruisestock and the Investors entered into an Investor Rights Agreement pursuant to which Cruisestock agreed to file, within 60 days after the closing, a registration statement covering the common stock issuable upon conversion of the Preferred Stock and exercise of the warrants. The failure of Cruisestock to meet this schedule and other timetables provided in the Investor Rights Agreement would result in the imposition of liquidated damages. The Company recorded liabilities of $15,010 and $25,693 in the three and six months ended June 30, 2007, respectively, related to liquidated damages under the registration rights agreement effective as of the Exchange Transaction. As the issuance of additional warrants under the liquidated damages clause is probable, the value of the 7,819,602 Class A Warrants

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
Note 12 – Common Stock Purchase Agreement, Exchange Agreement, and Preferred Stock Purchase Agreement (continued)
expected to be issued has been accrued and included in additional paid in capital at September 30, 2007, at the original valuation of the shares.
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

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
Note 12 – Common Stock Purchase Agreement, Exchange Agreement, and Preferred Stock Purchase Agreement (continued)
The conversion price of the Preferred Stock and the exercise price of the Warrants are subject to adjustment in certain instances, including the issuance by Cruisestock of securities with a lower conversion or exercise price. The Series A preferred stock has no voting rights, except as required by law
Note 13 – Acquisition of US Voice & Data, LLC
On September 26, 2007, we acquired all of the membership interest of USVD from The Michael P. Fischer Irrevocable Delaware Trust under Agreement dated April 5, 2007, and The M. Scott Diamond Irrevocable Delaware Trust under Agreement dated April 23, 2007 (the “Sellers”), pursuant to a Membership Interest Purchase Agreement closed on such date (the “Purchase Agreement”). USVD, headquartered in Louisville, Kentucky, with offices in Lexington, Kentucky and Indianapolis, Indiana, is a leading regional provider of telecommunication services, including planning, design, installation and maintenance for converged voice and data systems. The purchase price of approximately $15,668,690 was paid through a combination of common stock, cash of at closing and a seller note. Cash paid at closing was $9,938,690. The Company issued 7,000,000 shares of its common stock valued at $.39 per share on September 14, 2007. Also, the Company owes the Sellers a note payable of $3,000,000 with a maturity date of June 30, 2010. Additionally, the Purchase Agreement provides the Sellers with the opportunity to earn additional stock or cash consideration in the form of a three-year performance based EBITDA earnout.
Additionally, the Company caused USVD, its new subisidiary, to enter into employment agreements with Michael P. Fischer and M. Scott Diamond, with initial terms of three years, pursuant to which they will serve as USVD’s CEO and COO, respectively. The employment agreements contain standard terms and provisions, including non competition and confidentiality provisions and provisions relating to early termination and constructive termination, and provide for an annual base salary and certain standard benefits.
A summary of the acquisition is as follows:
The Acquisition of USVD was accounted for under the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair market value. The judgments made in determining the estimated fair values assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact net income. The USVD acquisition was accounted for using the purchase method of accounting. Additional direct acquisition costs were unpaid at September 30, 2007 and may be paid in 2008 and 2009, if certain revenue targets are met. No amount has been recognized for their contingent earnout as of September 30, 2007. The purchase price was allocated to the assets acquired and liabilities assumed, based on estimated fair values at the date of the acquisition. No allocation has been made to any intangible assets as of September 30, 2007. The value of assets and liabilities was estimated based on purchase price and future intended use.
Goodwill represents the acquisition costs in excess of the fair value of net tangible and intangible assets of businesses purchased. Intangible assets consist primarily of the value of intellectual property, customer relationships, non-compete agreements, trademarks and goodwill (1). Goodwill is evaluated annually for impairment, or earlier if indicators of impairment exist. The determination as to whether or not goodwill or other intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting units. Changes in our operating strategy and our market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.
We have adopted a policy to review goodwill and indefinite-lived intangibles for impairment using a discounted cash flow approach that uses forward-looking information regarding market share, revenues and costs for the reporting unit as well as appropriate discount rates. As a result, changes in these assumptions

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
Note 13 – Acquisition of US Voice & Data, LLC (continued)
could materially change the outcome of the reporting unit’s fair value determination in future periods, which could require a further permanent write-down of goodwill.
(1)	No allocation has been made to intangible assets as of the September 30, 2007. Management will determine the proper value of intangible assets acquired from USVD, Inc. and allocate a portion of the goodwill to intangible assets within the next twelve months.
Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired. This premium paid for the acquisitions is based on management’s belief that the acquired technologies, businesses and engineering talent were of strategic importance in the Company’s growth strategy. Operating results from the acquired business is included in the condensed consolidated statements of operations from the date of acquisition.
A summary of the purchase price allocation is as follows:

Purchase price -
Cash paid	$9,938,690
Stock issued	2,730,000
Notes payable issued to seller	3,000,000
Legal & Other Acquisition Costs	—

Acquisition costs	15,668,690
Net fair value of assets acquired and liabilities assumed	(1,592,873)

Goodwill acquired	$14,075,817

Fair value of assets acquired and liabilities assumed -
Cash acquired	$885,791
Accounts receivable	1,975,499
Inventory and work in progress	1,865,309
Property and equipment	203,249
Other assets	69,587
Accounts payable and accrued expenses	(529,903)
Customer deposits and deferred income	(2,773,232)
Other liabilities	(103,426)

Net fair value of assets acquired and liabilities assumed	$1,592,873

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
Note 13 – Acquisition of US Voice & Data, LLC (continued)
The following unaudited pro forma financial information presents the results of operations for the three and nine month periods ended September 30, 2007 and 2006 as if the acquisitions had occurred at the beginning of each period presented. The pro forma financial information has been adjusted for the effect of interest paid on the term loan and the reduced interest earned on cash used in the acquisition of USVD. The pro forma financial information for the combined entities has been prepared for comparative purposes only and is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of each period presented, or of future results.

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Pro forma net revenues	$3,861,696	$4,132,522	$13,408,115	$11,592,853
Pro forma net income (loss)	(1,398,801)	420,022	(1,726,514)	629,456

Pro forma net income per share:
Diluted	$(0.02)	$0.01	$(0.02)	$0.01

The following summarizes the financing of the USVD acquisition:
Credit Facility
The Company, through Midtown Partners & Co., LLC and LCG Capital, raised approximately $10,000,000 less fees and expenses of $1,192,000 for net cash proceeds of $8,808,000 to finance the acquisition of USVD. The financing consisted of approximately $8.0 million of senior and subordinated debt and $3.0 million of series B preferred stock. In connection therewith, the Company and its two subsidiaries, USVD and Brookside Technology Partners, entered into a Credit Agreement with Hilco Financial LLC, pursuant to which Hilco agreed to provide a $7,000,000 ($6,000,000 advanced at acquisition date) revolving line of credit, bearing interest at 15% and maturing on September 26, 2008 (the “Senior Loan”). Additionally, the Company also entered into a Subordinated Note and a related Subordinated Note Purchase Agreement with DD Growth Premium Fund, pursuant to which DD Growth Premium Fund loaned the Company $1 million, bearing interest at 10% per annum and maturing on December 30, 2008 (the “Subordinated Loan”). Additionally, the Company entered into a Securities Purchase Agreement with Vicis Capital Master Fund, a sub-trust of Vicis Capital Series Master Trust, pursuant to which Vicis acquired 3,000,000 shares of Series B Convertible Preferred Stock of the Company for $3,000,000, which shares are convertible into 24,000,000 shares of common stock of the Company (subject to certain adjustments).
The Vicis Series B Convertible Preferred Stock must be either redeemed by the Company or acquired by a third party by December 26, 2007. The Hilco Credit Agreement prohibits any such redemption. See, Risk Factors.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
Note 13 – Acquisition of US Voice & Data, LLC (continued)
Warrants Issued in Connection with Financing:
In connection with the foregoing financing of the acquisition of USVD, the Company granted (a) Vicis a warrant to purchase 24,000,000 shares of common stock of the Company at an exercise price of $0.125 per share; (b) Hilco Financial LLC a warrant to purchase 61,273,835 shares of common stock of the Company at an exercise price of $0.137 per share; (c) DD Growth Premium Fund a warrant to purchase 10,000,000 shares of common stock of the Company at an exercise price of $0.114 per share; and (d) Midtown Partners & Co. a warrant to purchase 5,400,000 shares of common stock of the Company at an exercise price of $0.114 per share.
A summary of the notes payable and warrants is as follows:
As a result of these contract provisions, the Hilco Note balance at Inception (September 26, 2007) was adjusted as follows:

Notional balance of Hilco Note	$6,000,000
Adjustments:
Discount for Warrant issued (based on relative fair value assigned)	(4,000,227)
Discount for loan fees paid to Hilco on Note	(340,000)

Convertible Note balance, net of unamortized discount at September 26, 2007	$1,659,773

Convertible Note at September 30, 2007-
The Convertible Note balance on the consolidated balance sheet as of September 30, 2007 is comprised of the following:

Notional balance of Convertible Note at September 30, 2007	$6,127,723
Adjustments:
Unamortized discount	(4,149,348)

Convertible Note balance, net of unamortized discount at September 30, 2007	$1,978,375

As a result of these contract provisions, the DD Subordinated Note balance at Inception (August 31, 2007) was adjusted as follows:

Notional balance of Convertible Note at August 31, 2007	$1,000,000
Adjustments:
Discount for Warrant	(696,049)

Convertible Note balance, net of unamortized discount at August 31, 2007	$303,951

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
Note 13 – Acquisition of US Voice & Data, LLC (continued)
DD Subordinated Note at September 30, 2007-
The DD Subordinated Note balance on the consolidated balance sheet as of September 30, 2007is comprised of the following:

Notional balance of Convertible Note at September 30, 2007	$1,000,000
Adjustments:
Unamortized discount	(564,573)

Convertible Note balance, net of unamortized discount at September 30, 2007	$435,427

As a result of these contract provisions, the Series B Preferred stock balance at Inception (September 14, 2007) was adjusted as follows:

Notional balance of Series B Preferred stock	$3,000,000
Adjustments:
Discount for Warrants issued	(2,054,995)
Discount for Beneficial conversion feature	(695,005)

Discount for loan fees paid to Vicis	(250,000)

Convertible Note balance, net of unamortized discount at September 14, 2007	$—

Convertible Note at September 30, 2007-
The Convertible Note balance on the consolidated balance sheet as of September 30, 2007 is comprised of the following:

Notional balance of Convertible Note at September 30, 2007	$3,000,000
Adjustments:
Unamortized discount	(2,467,244)

Convertible Note balance, net of unamortized discount at September 30, 2007	$532,756

As a result of these contract provisions, the USVD Sellers Note balance at Inception (September 14, 2007) was adjusted as follows:

Notional balance of USVD Seller’s Note	$3,000,000
Adjustments:
Discount for Beneficial conversion feature	(750,000)

Convertible Note balance, net of unamortized discount at September 14, 2007	$2,250,000

USVD Seller’s Note at September 30, 2007-
The Convertible Note balance on the consolidated balance sheet as of September 30, 2007 is comprised of the following:

Notional balance of USVD Seller’s Note at September 30, 2007	$3,000,000
Adjustments:
Unamortized discount	(737,869)

Convertible Note balance, net of unamortized discount at September 30, 2007	$2,262,131

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
Note 13 – Acquisition of US Voice & Data, LLC (continued)
Change in unamortized discount and loan costs of the Convertible Note -
For the three and nine months ended September 30, 2007, the discount on the above Notes changed for amortization of discounts in connection with the Notes The total discount on the Convertible Note changed from $8,786,276 at inception to $7,919,634 at September 30, 2007, as unamortized discounts were amortized to expense over the terms of the notes.
The following assumptions were used in the preparation of the Warrant valuations at inception (September 26, 2006), September 30, 2007and February 13, 2007:
Black-Scholes Methodology:

	Hilco Note	DD Sub Debt	Series B
Assumptions	Warrant	Warrant	Warrant
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.21%	4.21%	4.21%
Volatility	61.55%	61.55%	61.55%
Expected Term	5.00 years	5.00 years	5.00 years
The Company has 250,000,000 of common stock authorized and 87,900,000 shares issued and outstanding at September 30, 2007. The Company has potentially 236,669,176 shares of additional common stock assuming that all convertible debt, warrants, and options were excersized as of September 30, 2007. However, the additional shares are convertible into approximately 155,132,000 shares on a net share settlement basis at September 30, 2007. The total issued common shares and the potential common shares on a net share settlement basis total approximately 243,032,000 shares.

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

Acquisition of USVD
On September 26, 2007, we acquired all of the membership interest of USVD from The Michael P. Fischer Irrevocable Delaware Trust under Agreement dated April 5, 2007, and The M. Scott Diamond Irrevocable Delaware Trust under Agreement dated April 23, 2007 (the “Sellers”), pursuant to a Membership Interest Purchase Agreement closed on such date (the “Purchase Agreement”). USVD, headquartered in Louisville, Kentucky, with offices in Lexington, Kentucky and Indianapolis, Indiana, is a leading regional provider of telecommunication services, including planning, design, installation and maintenance for converged voice and data systems. USVD had un-audited revenue of $15.1 million for the trailing twelve months ended August 31, 2007, and audited 2006 revenue of $12.1 million. The purchase price of $15,668,950 was paid through a combination of common stock, cash of at closing and a seller note. The Company issued 7,000,000 shares of its common stock valued at $.39 per share on September 14, 2007. Additionally, the Purchase Agreement provides the Sellers with the opportunity to earn additional stock or cash consideration in the form of a three-year performance based EBITDA earnout.
Additionally, the Company caused USVD, its new subsidiary, to enter into employment agreements with Michael P. Fischer and M. Scott Diamond, with initial terms of three years, pursuant to which they will serve as USVD’s CEO and COO, respectively. The employment agreements contain standard terms and provisions, including non competition and confidentiality provisions and provisions relating to early termination and constructive termination, and provide for an annual base salary and certain standard benefits.
Credit Facility
The Company, through Midtown Partners & Co., LLC and LCG Capital, raised approximately $11,000,000 ($10,000,000 advanced on the acquisition date) less fees and expenses of $1,192,000 for net cash proceeds of $9,808,000 to finance the acquisition of USVD. The financing consisted of approximately $8.0 million of senior and subordinated debt and $3.0 million of series B preferred stock. In connection therewith, the Company and its two subsidiaries, USVD and Brookside Technology Partners, entered into a Credit Agreement with Hilco Financial LLC, pursuant to which Hilco agreed to provide a $7,000,000 ($6,000,000 advanced on the acquisition date) revolving line of credit, bearing interest at 15% and maturing on September 26, 2008 (the “Senior Loan”). Additionally, the Company also entered into a Subordinated Note and a related Subordinated Note Purchase Agreement with DD Growth Premium Fund, pursuant to which DD Growth Premium Fund loaned the Company $1 million, bearing interest at 10% per annum and maturing on December 30, 2008 (the “Subordinated Loan”). Additionally, the Company entered into a Securities Purchase Agreement with Vicis Capital Master Fund, a sub-trust of Vicis Capital Series Master Trust, pursuant to which Vicis acquired 3,000,000 shares of Series B Convertible Preferred Stock of the Company for $3,000,000, which shares are convertible into 24,000,000 shares of common stock of the Company (subject to certain adjustments).
The Vicis Series B Convertible Preferred Stock must be either redeemed by the Company or acquired by a third party by December 26, 2007. The Hilco Credit Agreement prohibits any such redemption. The Series B Convertible Preferred Stock was classified as debt as a result of its mandatory redemption date.
Warrants Issued in Connection with Financing:
In connection with the foregoing financing of the acquisition of USVD, the Company granted (a) Vicis a warrant to purchase 24,000,000 shares of common stock of the Company at an exercise price of $0.125 per share; (b) Hilco Financial LLC a warrant to purchase 61,273,835 shares of common stock of the Company at an exercise price of $0.137 per share; (c) DD Growth Premium Fund a warrant to purchase 10,000,000 shares of common stock of the Company at an exercise price of $0.114 per share; and (d) Midtown Partners & Co. a warrant to purchase 5,800,000 shares of common stock of the Company at an exercise price of $0.114 per share.
In addition to operating Brookside Technology Partners and USVD, the Company is exploring certain strategic acquisitions.

Operations
We are the holding company for Brookside Technology Partners, Inc, a Texas corporation (“Brookside Technology Partners”), and US Voice & Data, LLC, an Indiana Limited Liability Company (“USVD”), and all operations are conducted through those two wholly owned subsidiaries.
Headquartered in Austin, Texas, Brookside Technology Partners is a provider and global managed service company specializing in selling, designing, analyzing and implementing converged Voice over IP (VoIP), data and wireless business communications systems and solutions for commercial and state/government organizations of all types and sizes in the United States. Brookside Technology Partners is recognized as a leading VoIP reseller and professional services vendor with over 300 Nortel BCM installations that have various forms of networked or VoIP functionality.
Headquartered in Louisville, Kentucky, USVD is a leading regional provider of telecommunication services including planning, design, installation and maintenance for the converged voice and data systems. USVD serves the Kentucky and Southern Indiana markets, operating out of offices in Louisville, Lexington and Indianapolis.
USVD combines technical expertise in a range of communications products, including IP-enabled platforms, wired and wireless IP and digital endpoints and leading edge communications applications to create converged voice, video and data networks that help businesses increase efficiency and optimize revenue opportunities, critical for success in today’s competitive business environment.
The sale of new systems, built on either Inter-Tel or NEC platforms, is the backbone of USVD’s business, typically accounting for approximately 65% of USVD’s revenue.
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
Three and Nine Months Ended September 30, 2007 compared to Three and Nine Months Ended September 30, 2006.
Revenues, Cost of Sales and Gross Margins
Total revenues from operations for quarter ended September 30, 2007 were $927,036 compared to $1,123,494 reported for the same period in 2006, a decrease of $196,458 or 17.5%. This decrease in revenues is primarily due to less outside sales people as discussed further below. This difference was partially offset by the recognition of 17 days worth of revenue from our wholly owned subsidiary, US Voice & Data, LLC (“USVD”). Total revenues from operations for the nine months ended September 30, 2007 were $1,928,475 compared to $2,772,440 reported for the same period in 2006, a decrease of $843,965 or 30.4%. This decrease is primarily due to the recognition of two large Texas Department of Information Resources (“DIR”) contracts, which totaled $648,287, in 2006. In addition, the Company was short staffed in outside salespeople through June 30, 2007, down to one salesperson from four, which negatively impacted sales. From May through July, 2007, the Company has since invested in additional outside sales people to focus on higher margin sales opportunities. The impact of these outside salespeople is expected to realize increases to revenues in the fourth quarter of this year.
Cost of sales was $555,217 for the quarter ended September 30, 2007 compared to $576,446 for the quarter ended September 30, 2006, a decrease of $21,229 or 3.7%. Cost of sales was $1,146,865 for the nine months ended September 30, 2007 compared to $1,869,410 reported for the same period in 2006, a decrease of $722,545 or 63%. This decrease is primarily due to the decrease in total revenues in 2007 from 2006. As a percentage of sales, cost of sales was 59.9% and 51.3% for the quarter ended September 30, 2007 and 2006, respectively. This increase is primarily due to less profit margin realized on sales consummated in the third quarter 2007 versus the comparative period in 2006. As a percentage of sales, cost of sales was 59.5% and 67.4% for the nine months ended September

30, 2007 and 2006, respectively. This improvement in cost of sales as a percentage of sales is primarily attributable to the decrease in business from the Texas Department of Information Resources in 2007, which has a higher cost of sales as a percentage of revenue, but higher revenues per contract.
Our gross margin was 40.0% for the quarter ended September 30, 2007 compared to 48.7% for the quarter ended September 30, 2006. Decrease in gross margin percentage is due primarily to the low cost of sales percentage realized in the third quarter 2006, versus the same period in 2007. Gross margin was 40.5% for the nine months ended September 30, 2007 compared to 32.6% reported for the same period in 2006. The increase in the gross margin percentage is due primarily to a significantly less DIR revenue for the nine months ended September 30, 2007 compared to a significant amount of revenue in for the nine months ended September 30, 2006 from the Texas Department of Information Resources, which has less gross profit margin, but higher revenues per contract.
General and Administrative Expenses
General and administrative expenses were $841,130 and $303,432 for the quarter ended September 30, 2007 and 2006, respectively. General and administrative expenses were $1,634,398 and $812,852 for the nine months ended September 30, 2007 and 2006, respectively. The increase in 2007 was due primarily to the administrative costs associated with being a public company, such as legal, accounting, public relations and investor relations, as well as additional administrative headcount, and 17 days of expenses from USVD.
Rental expense for operating leases during the quarters ended September 30, 2007 and 2006 was $29,971 and $16,082, respectively. Rental expense for operating leases for the nine months ended September 30, 2007 and 2006 was $42,854 and $41,647, respectively. $14,098 of the increase for the three months ended September 30, 2007 is due to the acquisition of USVD. The Company also entered into a lease to rent out approximately 5,500 square feet of office space in Austin Texas in July 2007.
On July 26, 2007 the Company entered into a 31 month lease for its Austin operations under a lease classified as an operating lease. Effective September 26, 2007 the Company assumed current operating leases for the three offices leased by USVD. On October 15, 2007 the Company entered into a 60 month lease for its headquarters in Clearwater, Florida effective December 1, 2007. Minimum lease obligations are as follows:

October through December 2007	$69,868
2008	304,212
2009	299,476
2010	234,025
2011	110,665
2012	76,870
Stock Based Compensation
Stock based compensation for the nine months ended September 30, 2007 was $915,000 compared to $0 reported for the same periods in 2006. This expense relates to the stock option agreements entered into with George Pacinelli, our President, and Bryan McGuire, our Chief Financial Officer. Pursuant to Mr. Pacinelli’s stock option agreement, we granted to Mr. Pacinelli an option to purchase up to 7,000,000 shares of our common stock at an exercise price of $0.185714 per share (the “Pacinelli Options”). Pursuant to Mr. McGuire’s stock option agreement, we granted to Mr. McGuire an option to purchase up to 7,000,000 shares of our common stock at an exercise price of $0.185714 per share (the “McGuire Options”), (the Pacinelli Options and the McGuire Options collectively hereinafter referred to as the “Options”). The Options are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and were granted pursuant to our 2007 Stock Option Plan, pursuant to which we have reserved 35,000,000 shares of common stock for issuance to employees, directors and consultants. All of Mr. McGuire’s options are immediately exercisable. One half of Mr. Pacinelli’s options are immediately exercisable and the remainder vest as follows:

Number of Shares	Vesting Date
2,100,000	April 19, 2008
1,400,000	April 19, 2009
The Company recognizes employee stock based compensation in accordance with the adoption of SFAS 123R. The Company utilizes the Black-Scholes valuation model to value all stock options (the “Options”). Compensation for restricted stock awards is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Compensation cost for all awards will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. For the nine months ended September 30, 2007, the Company recognized $915,000 in Employee Stock Compensation Expense. The Company has unrecognized stock compensation expense of $305,000 which will be recognized to expense over the remaning 21 month vesting period.
Amortization Expense
The Company recognized $928,701 of amortization expense for the quarter and nine months ending September 30, 2007 related to the accounting treatment of the warrants issued and allocation of beneficial conversion in connection with the debt financing for the acquisition of USVD. There was no such expense for the comparable periods in 2006.
Interest Expense
Interest expense was $34,838 and $19,988 for the quarters ended September 30, 2007 and 2006, respectively. Interest expense was $61,395 and $42,895 for the nine months ended September 30, 2007 and 2006, respectively. The increase is due primarily to the additional debt incurred with the acquisition of USVD.
Net Profit/Net Loss from Operations
We realized a net loss from operations of ($1,439,776) for the quarter ended September 30, 2007 compared to income from operations of $223,532 for the quarter ended September 30, 2006. Net income (loss) from operations was ($2,784,859) and $23,860 for the nine months ended September 30, 2007 and 2006, respectively. This decrease in income from operations is primarily due to the employee stock compensation expense of $915,000 for the nine months ended September 30,2007, the amortization expense of $928,701 for the three and nine months ended September 30, 2007 and $0 reported for the same periods in 2006. Also, this loss from operations is also due to the significant decrease in total revenues and the increase in general and administrative expenses, as discussed above.
Liquidity and Capital Resources
Prior to the Share Exchange on February 21, 2007, Brookside Technology Partners was funded primarily through shareholder loans and from cash provided by its operations. In connection with the Share Exchange, as previously reported, the Company raised funds through a private placement of Series A Preferred Stock (the “Private Placement”). In the Private Placement, the Company received net cash proceeds of $1,280,337, after the deduction of all expenses and not including the conversion of certain notes payable.
Subsequent to the Private Placement, the Company acquired US Voice & Data, LLC (“USVD”). In order to fund the acquisition, the Company, through Midtown Partners & Co., LLC and LCG Capital, raised approximately $11,000,000 less fees and expenses of $1,192,000 for net cash proceeds of $9,808,000 to finance the acquisition of USVD. The financing consisted of approximately $8.0 million of senior and subordinated debt and $3.0 million of series B preferred stock. In connection therewith, the Company and its two subsidiaries, USVD and Brookside Technology Partners, entered into a Credit Agreement with Hilco Financial LLC, pursuant to which Hilco agreed to provide a $7,000,000 revolving line of credit, bearing interest at 15% and maturing on September 26, 2008 (the “Senior Loan”). This note will need to be refinanced prior to the maturity date of September 26, 2008. There can be no assurances that we will be able to obtain such financing. In accordance with terms of this credit facility, we are required to submit to Hilco our cash availability pursuant to a borrowing base certificate (“BBC”). This BBC calculates availability based on the eligible accounts receivable and inventory each week. Since our availibilty is dependant upon our eligible accounts receivable and inventory, our room on this line has been at near the limit each week. There can be no assurances that we will generate sufficient availability under this arrangement to provide adequate financing to fund our business strategy. Failure to due so will have a severe adverse affect on the Company.
Additionally, the Company entered into a Securities Purchase Agreement with Vicis Capital Master Fund, a sub-trust of Vicis Capital Series Master Trust, pursuant to which Vicis acquired 3,000,000 shares of Series B Convertible Preferred Stock of the Company for $3,000,000, which shares are convertible into 24,000,000 shares of common stock of the Company (subject to certain adjustments).
The Vicis Series B Convertible Preferred Stock must be either redeemed by the Company or acquired by a third party by December 26, 2007. The Hilco Credit Agreement prohibits any such redemption. The Company is therefore seeking a third party to acquire the Series B Convertible Preferred Stock, but there can be no assurances that it will be able to do so.
Additionally, the Company also entered into a Subordinated Note and a related Subordinated Note Purchase Agreement with DD Growth Premium Fund, pursuant to which DD Growth Premium Fund loaned the Company $1 million, bearing interest at 10% per annum and maturing on December 30, 2008 (the “Subordinated Loan”). Hilco Financial, LLC, Vicis Capital and DD Growth Premium Fund are together hereinafter referred to as “Lenders”. On or prior ro the maturity of the subordinated loan, we will also need to refinance this loan as well. There can be no assurances that we will be able to obtain such financing.
If we are not able to refinance our debt, then we will be in default with our Lenders. This will restrict our access to cash. The Lenders will have the authority to call the notes payable and also take control of our assets. There can be no assurances that we will be able to obtain such financing. Also, if we fail to obtain such financing, we will not be able to implement our growth strategy and may not be able to continue as a going concern. We incurred net losses during the nine months ended September 30, 2007 and for the years ended 2006, 2005 and 2004. Our current and past losses raise doubt about our ability to continue as a going concern.
In connection with the forgoing, the Company granted (a) Vicis a warrant to purchase 24,000,000 shares of common stock of the Company at an exercise price of $0.125 per share; (b) Hilco Financial LLC a warrant to purchase 61,273,835 shares of common stock of the Company at an exercise price of $0.137 per share; (c) DD Growth Premium Fund a warrant to purchase 10,000,000 shares of common stock of the Company at an exercise price of $0.114 per share; and (d) Midtown Partners & Co. a warrant to purchase 5,800,000 shares of common stock of the Company at an exercise price of $0.114 per share.
The Company has incurred net losses during the nine months ended September 30, 2007, and the years ended December 31, 2006, 2005 and 2004. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations, raise additional financing through public or private equity financings, or secure other sources of financing to fund operations. The Company has cash and cash equivalents of $133,685 and a working capital deficit of $2,387,007 at September 30, 2007. The Company had net cash used in operating activities of $1,036,693 during the nine months ended September 30, 2007.
These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty
Critical Accounting Policies
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
Item 3. Controls and Procedures
Our management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended September 30, 2007, the period covered by this 10-QSB. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2007 to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the three and nine months ended September 30, 2007.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The information required by this Item 2 was previously disclosed and included in Current Reports on Form 8-K filed by the Company.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. EXHIBITS
Exhibit 2.1 – US Voice & Datta, LLC Membership Purchase Agreement
Exhibit 3.1 – Amendment to Articles of Incorporation to create Series B Preferred Stock
Exhibit 10.1 — Dynamic Decisions Note
Exhibit 10.2 – Dynamic Decisions Purchase Agreement
Exhibit 10.3 – Vicis Capital Master Fund Securities Purchase Agreement
Exhibit 10.4 – Vicis Capital Master Fund Registration Rights Agreement
Exhibit 10.5 – Vicis Series D Common Stock Purchase Warrant
Exhibit 10.6 – Hilco Credit Agreement
Exhibit 10.7 – Hilco Series E Common Stock Purchase Warrant
Exhibit 10.8 – Michael P. Fischer Employment Agreement
Exhibit 10.9 – M. Scott Diamond Employment Agreement
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

Brookside Technology Holdings Corp
By:	/s/ Michael Nole
Michael Nole, Chief Executive Officer
(Principal Executive Officer)

Dated: November 14 , 2007