Form 10QSB/A
period 2007-09-30
BROOKSIDE TECHNOLOGY HOLDINGS, CORP.
filed 2008-02-04
CIK 1367001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A

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

INTRODUCTORY NOTE
The Quarterly Report on Form 10-QSB for the period ending September 30, 2007 is being amended to adjust (i) the recorded amount of Goodwill associated with the acquisition of US voice & Data, LLC, which was increased by $456,160 for an adjusted balance of $14,532,045 and also (ii) to adjust the discount on warrants and amortization expense issued to Midtown Capital Partners in connection with the Dynamic Decisions Note Payable of $1,000,000. The adjustment to the discount of $26,019 increased the discount for warrant to $722,068. Amortization for the for the three and nine month period ending September 30, 2007 increased by $4,915 for a total amortization expense for the three nine months ending September 30, 2007 of $933,615.
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

Item 1. Financial Statements
BROOKSIDE TECHNOLOGY HOLDINGS CORP
CONSOLIDATED BALANCE SHEETS
As of September 30, 2007 and December 31, 2006

	September 30	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$133,685	$35,666
Accounts receivable, net	2,559,479	333,429
Inventory	790,699	39,160
Deferred contract costs	—	10,883
Prepaid expenses	38,594	—
Deferred Finance Charges	333,258	—

Total current assets	3,855,714	419,138

Property and equipment
Office equipment	261,817	178,424
Vehicles	53,780	—
Furniture, fixtures and leasehold improvements	131,861	12,960

	447,458	191,384
Less: accumulated depreciation	(161,485)	(127,976)

Property and equipment, net	285,973	63,408

Goodwill	14,532,045	—
Non-compete agreement	100,000	—
Deposits and other assets	15,568	—

TOTAL ASSETS	$18,789,300	$482,546

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilties
Current liabilities
Accounts payable and accrued expenses	$959,156	$368,419
Billings in excess of revenues	1,708,644	227,195
Accrued payroll liabilities	331,093	37,436
Current portion of long term debt	3,144,946	623,863
Other current liabilities	433,938	71,633

Total current liabilites	6,577,777	1,328,546

Long term debt net of debt issuance costs, less current portion	2,649,027	—

Total liabilities	9,226,804	1,328,546

Stockholders’ deficit
Series A Convertible Preferred Stock, 2,175,322 issued and outstanding at June 30, 2007 at 8% dividend yield. Liquidation preference of $2,271,672 at September 30, 2007.	1,655,493	—
Common stock, $.001 par value, 250,000,000 shares authorized, 87,900,000 shares issued and outstanding at September 30, 2007, and 63,000,000 shares issued at and outstanding at December 31, 2006, respectively	87,900	63,000
Additional paid in capital	12,493,536	337,927
Retained deficit	(4,674,433)	(1,246,927)

Total stockholders’ equity (deficit)	9,562,496	(846,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$18,789,300	$482,546

See accompanying notes

BROOKSIDE TECHNOLOGY HOLDINGS CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarter and Nine Months Ended September 30, 2007 and 2006

	Quarter Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Installation and other services	$314,469	$111,168	$624,495	$657,713
Equipment sales	612,567	1,012,326	1,303,980	2,114,727

Total revenues	927,036	1,123,494	1,928,475	2,772,440

COST OF SALES (excluding depreciation)	555,217	576,446	1,146,865	1,869,410

GROSS PROFIT	371,819	547,048	781,610	903,030

OPERATING EXPENSES
General and administrative	841,130	303,432	1,634,398	812,852
Stock based compensation expense	—	—	915,000	—
Provision for doubtful accounts	—	—	—	2,984
Depreciation expense	15,741	18,209	37,317	41,325

Total operating expenses	856,871	321,641	2,586,715	857,161

OTHER INCOME (EXPENSE)
Interest expense	(34,838)	(19,988)	(61,395)	(42,895)
Amortization expense	(933,615)	—	(933,615)	—
Other income (expenses), net	8,814	18,113	10,341	20,886

Total other income (expense)	(959,639)	(1,875)	(984,669)	(22,009)

INCOME (LOSS) BEFORE INCOME TAXES	(1,444,691)	223,532	(2,789,774)	23,860

Income tax benefit	—	—	—	—

NET INCOME (LOSS)	$(1,444,691)	$223,532	$(2,789,774)	$23,860

Preferred Stock Dividends	(43,506)	—	(96,350)	—

Net loss attributable to common shareholders	$(1,488,197)	$223,532	$(2,886,125)	$23,860

Loss per share-basic and fully diluted	$(0.018)	$0.004	$(0.037)	$0.000

Weighted average shares outstandings	81,327,632	63,000,000	77,691,575	63,000,000

See accompanying notes

BROOKSIDE TECHNOLOGY HOLDINGS CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006

	September 30	September 30
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,789,774)	$23,860

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	37,317	41,325
Amortization	933,615	—
Stock based compensation	915,000	—
Common stock issued for services	—	30,000
(Increase) decrease in:
Accounts receivable	(250,551)	1,086,194
Deferred contract costs	10,883	457,667
Inventory	1,113,770	—
Prepaid expenses	(8,278)	—
Deposits and other assets	23,703	3,534
Increase (decrease) in:
Accounts payable and accrued expenses	117,737	(870,280)
Accrued payroll liabilities	236,754	(2,720)
Billings in excess of revenues	(1,291,783)	(877,886)
Accrued warranty	(793)	—
Other current liabilites	(84,293)	50,451

	1,748,167	(81,715)

NET CASH USED IN OPERATING ACTIVITIES	(1,036,693)	(57,855)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(56,632)	(5,406)
Acquisition of US Voice & Data, LLC (“USVD”), net of $855,791 in cash received	(9,052,899)
Deposits and other assets related to possible acquisition	—	—

NET CASH USED IN INVESTING ACTIVITIES	(9,109,531)	(5,406)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long term debt	7,442,685	97,952
Cash paid for fees in connection with USVD acquisition financing	(463,000)
Proceeds from Series B Preferred Stock Financing (“Series B”)	3,000,000
Cash paid for fees in connection with Series B financing	(250,000)
Deferred finance charges	(349,538)	(2,103)
Proceeds from issuance of Series A Convertible Preferred Stock, net of issuance costs of $376,653	1,280,337	—
Cash paid for fees in connection with the Exchange Transaction	(293,963)	—
Repayment of long term debt	(122,278)	(20,706)

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,244,243	75,143

NET INCREASE IN CASH	98,019	11,882

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	35,666	—

CASH AND CASH EQUIVALENTSAT END OF YEAR	$133,685	$11,882

SUPPLEMENTAL DISCLOSURE
Income taxes paid	$—	$—

Interest paid	$(34,838)	$(16,738)

Non-cash financing and investing activities
Exchange Transaction fee to Venture Fund II for consulting fees, paid in preferred stock	$250,000	$—

Accrual of preferred stock dividend	$96,350

Payment of notes payable paid in Preferred Stock	$235,000	$—

Note Payable issued in USVD acquisition	$3,100,000	$—

Value of Common Stock issued in USVD acquisition	$2,730,000	$—

Prepaid expense to related party for consulting fees, paid in common stock	$—	$30,000

Accrued interest added to note payable balance	$46,556	$—

Conversion of note for 400,000 shares of common stock	$60,000	$—

Beneficial conversion feature assigned to convertible debt	$1,445,006	$—

Warrant value assigned	$6,751,270	$—

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

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
Note 1 — Nature of Business (continued)
Acquisition of USVD
On September 26, 2007, we acquired all of the membership interest of US Voice & Data, LLC, an Indiana Limited Liability Company (“USVD”) from The Michael P. Fischer Irrevocable Delaware Trust under Agreement dated April 5, 2007, and The M. Scott Diamond Irrevocable Delaware Trust under Agreement dated April 23, 2007 (the “Sellers”), pursuant to a Membership Interest Purchase Agreement closed on such date (the “Purchase Agreement”). USVD, headquartered in Louisville, Kentucky, with offices in Lexington, Kentucky and Indianapolis, Indiana, is a leading regional provider of telecommunication services, including planning, design, installation and maintenance for converged voice and data systems. USVD had un-audited revenue of $15.2 million for the trailing twelve months ended August 31, 2007, and audited 2006 revenue of $12.1 million. The purchase price of $16,125,110 was paid through a combination of common stock, cash and a seller note. Cash paid at closing was $9,938,690. The Company issued 7,000,000 shares of its common stock valued at $.39 per share on September 14, 2007. Also, the Company owes the Sellers a note payable of $3,100,000 with a maturity date of June 30, 2010, and an additional amount due to seller’s of $356,160 based on a “True-up” calculation of net worth at September 14, 2007. Additionally, the Purchase Agreement provides the Sellers with the opportunity to earn additional stock or cash consideration in the form of a three-year performance based EBITDA earnout.
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
Below is a reconciliation of the numerators and denominators of basic and diluted earnings per share for each of the following years:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerators
Numerator for basic and diluted earnings per share:

Net loss attributable to common shareholders’	$(1,488,197)	$223,532	$(2,886,125)	$23,860

Denominators

Denominators for basic earnings per share:	81,327,632	63,000,000	77,691,575	63,000,000

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

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
Note 6 – Long Term Debt
Long term debt as of September 30, 2007 and December 31, 2006 consisted of the following:

	September 30,
	2007	December 31,
	(Unaudited)	2006
Secured note payable to a bank, accruing interest at a prime rate plus 2% with monthly payments of $2,302. Note was paid in full on September 26, 2007.	$—	$32,011

Note payable to an individual, unsecured, accruing interest at 2% per annum, with monthly payments of $5,215 due September 1, 2010.	167,896	176,000

Note payable to executive officers and shareholders, unsecured, accruing interest at 0% per annum, due in installments over 3 years with a maturity date of June 30, 2010, less 737,869 value attributable to beneficial conversion feature, net of amortization.	2,362,131	—

Notes payable to an individual, unsecured, accruing interest at 7% per annum, with monthly payments of $1,130 due May 1, 2011	43,730	50,852

Note payable to and shareholder, unsecured, accruing interest at 0% per annum, due on demand	60,000	—

Note payable to executive officer and shareholders, unsecured, accruing interest at 7% per annum, with monthly payments of $1,343, due September 1, 2009	30,000	30,000

Notes payable to shareholder, unsecured, accruing interest at 7% per annum, with monthly payments of $6,432 due June 1, 2010	192,566	275,000

Notes payable to Hilco Fnancial, LLC, secured by all assets of the Company, accruing interest at 15% per annum, principal and accrued interest due in full September 26, 2008. Principal amount due of $6,127,723, less finance fees of $335,433 and value attributed to warrants of $3,813,915, net of amortization	1,978,375	—

Series B Preferred Stock issued to Vicis Capital, unsecured, accruing interest at 16% per annum. The terms of the Series B Preferred stock require the full redemption of the principal by December 26, 2007. Principal amount of $3,000,000 less financing fees of $236,688 and value attributed to warrants and beneficial conversion feature of $2,230,556, net of amortization	532,756	—

Notes payable to Dynamic Decisions Strategic Opportunities, unsecured, accruing interest at 10% per annum, total principal and accrued interest due September 26, 2008. Less value attributed to warrants of $585,677, net of amortization.	414,323	—

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
Note 6 – Long Term Debt (continued)

	September 30,
	2007	December 31,
	(Unaudited)	2006
Secured notes payable to Huntington Bank, accruing interest at a prime rate plus 3.73% with monthly payments of $383, with a maturity date of March 28, 2009. Note is secured by a vehicles.	12,196	—

Note payable to MAJ Ventures, Ltd., unsecured, accruing interest at 10% per annum. Converted to 400,000 shares of common stock on September 14, 2007.	—	60,000

Total long term debt	5,793,973	623,863
Less current portion	(3,144,946)	(623,863)

Long term portion	$2,649,027	$—

Principal maturities of long-term debt as of September 30, 2007 are as follows:

Nine Months Ending
September 30,

2008	$3,144,946
2009	1,858,842
2010	781,381
2011	8,804

$5,793,973

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
The series A warrants have an exercise price of $0.11428 and a term of three (3) years. The series B warrants had an exercise price of $0.22857 at issuance date. However, on September 14, 2007, the exercise price was adjusted down to $0.11428 pursuant to paragraph 4(e) of The Series B Warrant to Purchase Shares of Common Stock due to the issuance of warrants in connection with the acquisition of USVD of warrants priced at $0.11428. The amount calculated as an increase to the discount to the series A preferred stock was deemed immaterial. The series B warrants have a term of five (5) years.
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
Midtown Partners & Co., LLC, which served as placement agent in connection with the Preferred Stock Purchase Agreement, received an aggregate placement agent fee of $214,199 in cash and the following common stock purchase warrants:
(i)	a series A warrant to purchase 2,664,767 shares of common stock at an exercise price of $0.1142857,

(ii)	a series B warrant to purchase 2,664,767 shares of common stock at an exercise price of $0.1142857, and

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

(iv)	a series B warrant issued to Apogee Financial Investments, Inc. to purchase 320,831 shares of common stock at an exercise price of $0.1142857.
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

(ii)	a series B warrant issued to Apogee Financial Investments, Inc. to purchase 1,181,250 shares of common stock at an exercise price of $0.1142857.
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
On September 26, 2007, we acquired all of the membership interest of USVD from The Michael P. Fischer Irrevocable Delaware Trust under Agreement dated April 5, 2007, and The M. Scott Diamond Irrevocable Delaware Trust under Agreement dated April 23, 2007 (the “Sellers”), pursuant to a Membership Interest Purchase Agreement closed on such date (the “Purchase Agreement”). USVD, headquartered in Louisville, Kentucky, with offices in Lexington, Kentucky and Indianapolis, Indiana, is a leading regional provider of telecommunication services, including planning, design, installation and maintenance for converged voice and data systems. The purchase price of approximately $16,125,110 was paid through a combination of common stock, cash of at closing and a seller note. Cash paid at closing was $9,938,690. The Company issued 7,000,000 shares of its common stock valued at $.39 per share on September 14, 2007. Also, the Company owes the Sellers a note payable of $3,100,000 with a maturity date of June 30, 2010, and an additional amount due to seller’s of $356,160 based on a “True-up” calculation of net worth at September 14, 2007. Additionally, the Purchase Agreement provides the Sellers with the opportunity to earn additional stock or cash consideration in the form of a three-year performance based EBITDA earnout.
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
A summary of the purchase price allocation is as follows:

Purchase price -
Cash paid	$9,938,690
Stock issued	2,730,000
Notes payable issued to seller	3,100,000
Additional amount due to seller	356,160
Legal & Other Acquisition Costs	—

Acquisition costs	16,124,850
Net fair value of assets acquired and liabilities assumed	(1,592,873)

Goodwill acquired	$14,531,977

Fair value of assets acquired and liabilities assumed -
Cash acquired	$885,791
Accounts receivable	1,975,499
Inventory and work in progress	1,865,309
Property and equipment	203,249
Other assets	69,587
Accounts payable and accrued expenses	(529,903)
Customer deposits and deferred income	(2,773,232)
Other liabilities	(103,426)

Net fair value of assets acquired and liabilities assumed	$1,592,873

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
A summary of the notes payable and warrants is as follows:
As a result of these contract provisions, the Hilco Senior Convertible Note balance at Inception (September 26, 2007) was adjusted as follows:

Notional balance of Hilco Senior Convertible Note	$6,000,000
Adjustments:
Discount for Warrant issued (based on relative fair value assigned)	(4,000,227)
Discount for loan fees paid to Hilco on Note	(340,000)

Hilco Senior Convertible Note balance, net of unamortized discount at September 26, 2007	$1,659,773

Hilco Senior Convertible Note at September 30, 2007-
The Hilco Senior Convertible Note balance on the consolidated balance sheet as of September 30, 2007 is comprised of the following:

Notional balance of Hilco Senior Convertible Note at September 30, 2007	$6,127,723
Adjustments:
Unamortized discount	(4,149,348)

Hilco Senior Convertible Note balance, net of unamortized discount at September 30, 2007	$1,978,375

As a result of these contract provisions, the DD Subordinated Convertible Note balance at Inception (August 31, 2007) was adjusted as follows:

Notional balance of DD Subordinated Convertible Note at August 31, 2007	$1,000,000
Adjustments:
Discount for Warrant	(722,068)

DD Subordinated Convertible Note balance, net of unamortized discount at August 31, 2007	$277,932

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
Note 13 – Acquisition of US Voice & Data, LLC (continued)
DD Subordinated Note at September 30, 2007-
The DD Subordinated Note balance on the consolidated balance sheet as of September 30, 2007is comprised of the following:

Notional balance of DD Subordinated Convertible Note at September 30, 2007	$1,000,000
Adjustments:
Unamortized discount	(585,677)

DD Subordinated Convertible Note balance, net of unamortized discount at September 30, 2007	$414,323

As a result of these contract provisions, the Series B Preferred stock balance at Inception (September 14, 2007) was adjusted as follows:

Notional balance of Series B Preferred stock	$3,000,000
Adjustments:
Discount for Warrants issued	(2,054,995)
Discount for Beneficial conversion feature	(695,005)

Discount for loan fees paid to Vicis	(250,000)

Series B Preferred stock balance, net of unamortized discount at September 14, 2007	$—

Series B Preferred stock at September 30, 2007-
The Series B Preferred stock balance on the consolidated balance sheet as of September 30, 2007 is comprised of the following:

Notional balance of Series B Preferred stock at September 30, 2007	$3,000,000
Adjustments:
Unamortized discount	(2,467,244)

Series B Preferred stock balance, net of unamortized discount at September 30, 2007	$532,756

As a result of these contract provisions, the USVD Seller’s Convertible Note balance at Inception (September 14, 2007) was adjusted as follows:

Notional balance of USVD Seller’s Convertible Note	$3,100,000
Adjustments:
Discount for Beneficial conversion feature	(750,000)

USVD Seller’s Convertible Note balance, net of unamortized discount at September 14, 2007	$2,350,000

USVD Seller’s Convertible Note at September 30, 2007-
The USVD Seller’s Convertible Note balance on the consolidated balance sheet as of September 30, 2007 is comprised of the following:

Notional balance of USVD Seller’s Convertible Note at September 30, 2007	$3,100,000
Adjustments:
Unamortized discount	(737,869)

USVD Seller’s Convertible Note balance, net of unamortized discount at September 30, 2007	$2,362,131

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Unaudited Consolidated Financial Statements
Note 13 – Acquisition of US Voice & Data, LLC (continued)
Change in unamortized discount and loan costs of the Convertible Note -
For the three and nine months ended September 30, 2007, the discount on the above Notes changed for amortization of discounts in connection with the Notes. The total discount on the Convertible Note changed from $8,812,295 at inception to $7,940,738 at September 30, 2007, as unamortized discounts were amortized to expense over the terms of the notes.
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

Acquisition of USVD
On September 26, 2007, we acquired all of the membership interest of USVD from The Michael P. Fischer Irrevocable Delaware Trust under Agreement dated April 5, 2007, and The M. Scott Diamond Irrevocable Delaware Trust under Agreement dated April 23, 2007 (the “Sellers”), pursuant to a Membership Interest Purchase Agreement closed on such date (the “Purchase Agreement”). USVD, headquartered in Louisville, Kentucky, with offices in Lexington, Kentucky and Indianapolis, Indiana, is a leading regional provider of telecommunication services, including planning, design, installation and maintenance for converged voice and data systems. USVD had un-audited revenue of $15.1 million for the trailing twelve months ended August 31, 2007, and audited 2006 revenue of $12.1 million. The purchase price of $16,125,110 was paid through a combination of common stock, cash of at closing and a seller note. The Company issued 7,000,000 shares of its common stock valued at $.39 per share on September 14, 2007. Additionally, the Purchase Agreement provides the Sellers with the opportunity to earn additional stock or cash consideration in the form of a three-year performance based EBITDA earnout.
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
Amortization Expense
The Company recognized $933,615 of amortization expense for the quarter and nine months ending September 30, 2007 related to the accounting treatment of the warrants issued and allocation of beneficial conversion in connection with the debt financing for the acquisition of USVD. There was no such expense for the comparable periods in 2006.
Interest Expense
Interest expense was $34,838 and $19,988 for the quarters ended September 30, 2007 and 2006, respectively. Interest expense was $61,395 and $42,895 for the nine months ended September 30, 2007 and 2006, respectively. The increase is due primarily to the additional debt incurred with the acquisition of USVD.
Net Profit/Net Loss from Operations
We realized a net loss from operations of ($1,444,691) for the quarter ended September 30, 2007 compared to income from operations of $223,532 for the quarter ended September 30, 2006. Net income (loss) from operations was ($2,789,774) and $23,860 for the nine months ended September 30, 2007 and 2006, respectively. This decrease in income from operations is primarily due to the employee stock compensation expense of $915,000 for the nine months ended September 30,2007, the amortization expense of $933,615 for the three and nine months ended September 30, 2007 and $0 reported for the same periods in 2006. Also, this loss from operations is also due to the significant decrease in total revenues and the increase in general and administrative expenses, as discussed above.
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

Dated: February 1, 2008