Form 10KSB
period 2007-12-31
BROOKSIDE TECHNOLOGY HOLDINGS, CORP.
filed 2008-04-14
CIK 1367001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For Year Ended December 31, 2007
Brookside Technology Holdings Corp.
(Exact name of registrant as specified in its charter)

Florida	333-143933	20-3634227
(State or Other Jurisdiction)	(Commission File Number)	(IRS Employer Identification No.)
15500 Roosevelt Blvd, Suite 101
Clearwater, FL 33760
(Address of principal executive offices) (zip code)
(727) 535-2151
(Registrant’s telephone number, including area code)
7703 North Lamar Blvd, Suite 500
Austin, TX 78734
(Former name or former address, if changed since last report)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there was no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Revenues for the year ended December 31, 2007: $5,551,583
Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 11, 2008 was: $1,715,000
Number of shares of the registrant’s common stock outstanding as of April 14, 2008 is: 87,900,000

PART I
ITEM I. DESCRIPTION OF BUSINESS
DESCRIPTION OF CRUISESTOCK’S BUSINESS
Organizational History
Our company, Brookside Technology Holdings Corp. (formerly “Cruisestock, Inc.”), was incorporated in September, 2005 under the laws of the State of Texas. On February 21, 2007, through a series of transactions (the “Share Exchange”), we acquired Brookside Technology Partners, Inc. (“Brookside Technology Partners”), which was incorporated in December 2001 under the laws of the State of Texas. Prior to the Share Exchange, we were a development stage company and had not realized any revenues from our operations. As a result of the Share Exchange, (i) Brookside Technology Partners became our wholly-owned subsidiary, (ii) the former stockholders of Brookside Technology Partners obtained, collectively, the majority ownership of the outstanding common stock of our company and (iii) we succeeded to the business of Brookside Technology Partners as our sole business. From an accounting perspective, Brookside Technology Partners was the acquirer in the Exchange Transactions. See Note 1 to our Financial Statement contained herein.
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
In this Annual Report, whenever we refer to per share data, we are referring to shares outstanding after the Share Exchange and stock split.
On September 26, 2007, we acquired all of the membership interest of US Voice & Data, LLC, an Indiana Limited Liability Company (“USVD”) from The Michael P. Fischer Irrevocable Delaware Trust under Agreement dated April 5, 2007, and The M. Scott Diamond Irrevocable Delaware Trust under Agreement dated April 23, 2007 (the “Sellers”), pursuant to a Membership Interest Purchase Agreement closed on such date (the “Purchase Agreement”). USVD, headquartered in Louisville, Kentucky, with offices in Lexington, Kentucky and Indianapolis, Indiana, is a leading regional provider of telecommunication services, including planning, design, installation and maintenance for converged voice and data systems. The purchase price of $15,429,242 was paid through a combination of common stock, cash and a seller note. Cash paid at closing was $9,938,690. Subsequent to the closing there was a $356,160 seller true up, which was paid in February 2008. The Company issued 7,000,000 shares of its common stock valued at $.335 per share on September 14, 2007. Also, the Company owes the Sellers a note payable of $2,747,934, net of original issue discount of $352,066, with a maturity date of June 30, 2010. Additionally, the Purchase Agreement provides the Sellers with the opportunity to earn additional stock or cash consideration in the form of a three-year performance based EBITDA earnout.

Overview of Business
We are the holding company for Brookside Technology Partners, Inc., a Texas corporation (“Brookside Technology Partners”), and US Voice & Data, LLC, an Indiana Limited Liability Company (“USVD”), and all operations are conducted through those two wholly owned subsidiaries.
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
Headquartered in Louisville, Kentucky, USVD is a leading regional provider of telecommunication services including planning, design, installation and maintenance for the converged voice and data systems. USVD serves the Kentucky and southern Indiana markets, operating out of offices in Louisville, Lexington and Indianapolis. USVD combines technical expertise in a range of communications products, including IP-enabled platforms, wired and wireless IP and digital endpoints and leading edge communications applications to create converged voice, video and data networks that help businesses increase efficiency and optimize revenue opportunities, critical for success in today’s competitive business environment. The sale of new systems, built on either Inter-Tel or NEC platforms, is the backbone of USVD’s business, typically accounting for approximately 65% of USVD’s revenue. USVD has a diverse customer base of approximately 2,400 accounts. USVD’s target market is in the 5-1,000 seat range, although it has the technical capabilities to service much larger accounts. Its largest concentration of accounts is the 50-150 seat range. The customer base is also diversified by industry, although USVD has several clients in the medical, finance and banking, and educational verticals, many of these being multi-site locations.
Industry Overview
The Company, through its subsidiaries, operates in a highly specialized market of providing turnkey converged voice and data solutions for companies of all sizes and types. We believe this market is currently evolving. This coupled with the de-franchising and customer abandonment in the small to medium size market place as a result of numerous mergers by traditional operating companies such as Southwestern Bell, AT&T, Verizon and Bellsouth has created a significant opportunity for expert convergence companies. We believe VoIP is one of the most promising advancements in the telecommunications industry in the past 10 years. This technology uses Internet Protocol or IP to support two-way transmission of voice traffic over IT networks rather than traditional separate phone networks. Setting voice on an IP network allows service providers and businesses to combine both voice and data services over a single network. Key benefits to Voice over IP are:
•	Network cost reduction

•	Cost-effective remote user applications

•	New, simplified features and functionality for users

•	Shared infrastructure resources

•	Improved inter-company WAN communications
Products and Services
The Company, through its wholly owned subsidiaries, currently sells, designs, analyzes and implements converged Voice over IP (VoIP), data and wireless business communications systems and solutions for commercial and state/government organizations of all types and sizes in the United States. We can analyze a client’s existing voice and data network and provide a detailed plan using the latest emerging technologies to streamline communications and reduce expenses. We not only design the infrastructure solution, but deploy the technology, provide knowledge transfer to users and system administrators, and provide on-going managed services. We have experienced professionals that are familiar with emerging technologies like Voice over IP, Unified Messaging, Data Switching, Wi-fi, Contact/Call Center design, Multimedia Collaboration, Network Security, and Video Surveillance.

Brookside Technology Partners is a Nortel Premium Advantage Partner. As such, we provide Nortel certified System Design and Support professionals for pre-sales system design, implementation, and project management. After deployment, we provide on going managed services and extended warranty agreements for Nortel equipment. We are also an Authorized AT&T Solution Provider. Together with AT&T, we help all sizes of companies design, deploy and manage their Voice, Data, IP, long distance, and/or IP-MPLS solutions that provide the circuit for voice over IP implementations.
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
Through our growth strategy, which is discussed below, we hope to offer a complete line of emerging communications technology, wholesale equipment products and service support coverage to the national marketplace.
Growth Strategy
We believe there is a growing customer demand for a nationally authorized and certified distributor specializing in converged VoIP technologies. We hope to acquire synergistic small to medium size VoIP convergence distributors in an effort to develop a national telecommunications company focused on VoIP. Potential acquisition candidates would include wholesalers and re-marketers of business telephones systems and telecommunications equipment components and other companies that would complement the various technologies that are part of a converged voice, data, and wireless network. Such companies would include those that provide point of sale, wireless ISP, data networking professional services, web development and hosting technologies and services. Management believes there will be a number of significant advantages derived from combining and merging such small and medium sized companies, including:
•	Expanded product offering

•	Increased product volume discounts

•	Centralized accounting and administration

•	National market presence

•	Accreditations and Certifications for complete product offering(s)

•	Network Operations Center (NOC)

•	National professional services capabilities

•	Improved management focus and direction

•	Institutional training and skill development

•	In house product repair and refurbishment for service and maintenance
There can be no assurance that we will be able to successfully acquire and integrate such companies into its business. See “Risk Factors.”
As part of this strategy, on September 14, 2007, we acquired all of the membership interest of USVD from The Michael P. Fischer Irrevocable Delaware Trust under Agreement dated April 5, 2007, and The M. Scott Diamond Irrevocable Delaware Trust under Agreement dated April 23, 2007 (the “Sellers”), pursuant to a Membership Interest Purchase Agreement closed on such date (the “Purchase Agreement”). USVD, headquartered in Louisville, Kentucky, with offices in Lexington, Kentucky and Indianapolis, Indiana, is a leading regional provider of telecommunication services, including planning, design, installation and maintenance for converged voice and data systems. USVD had un-audited revenue of $15.1 million for the trailing twelve months ended August 31, 2007, and audited 2006 revenue of $12.1 million. The purchase price of approximately $15,400,000 was paid through a combination of common stock, cash of at closing and a seller note. Additionally, the Purchase Agreement provides the Sellers with the opportunity to earn additional stock or cash consideration in the form of a three-year performance based EBITDA earn out.
See “Management’s Discussion and Analysis of Financial Condition and Plan of Operation.”

Marketing and Distribution
We attempt to maintain key strategic relationships throughout the industry, employ advanced technical experts and provide unparalleled service in VoIP. Further, we regularly conduct “Speak the Future”TM presentations, a lunch and learn concept that can accommodate 50+ potential clients in a lunch setting where they can learn about the latest technologies from subject matter experts. We utilize a 250-person presentation center at its facility for these technology presentations. This has contributed to increased awareness of Brookside as an industry leader by educating potential customers on the latest technologies like Unified Messaging, Voice over IP, Remote Workers and IP Phones, Wireless Technologies, Video Surveillance, and VPN/Firewalls solutions.
Competition
The converged voice and data solutions market is highly competitive. Many of our competitors are larger than us and have greater resources. Management believes that its three primary competitors are equipment manufacturers, professional service firms and hosted-solution providers within the premise based and hosted solution environments.
Equipment Manufacturers. Some traditional phone manufacturers and VoIP equipment manufacturers (Cisco, Inter-tel, Siemens, Avaya, etc.) possess professional service organizations that sell and deploy VoIP solutions. The companies have vast resources and large sales forces and represent the primary competitive threat to us.
Professional Service Firms. The professional service category is one of the fastest growing IT service market segments due to the rapid pace of VoIP deployments. The firms in this category range from individual contractors that service local communities to large IT organizations wanting to enter the VoIP market.
Hosted Solutions Firms. A hosted VoIP system is a phone system that is available over the Internet or a secure network through which the supplier houses telecom equipment and features are delivered remotely. Hosted telecom services are gaining in popularity because they require less capital and expense commitment, can be implemented quickly, require less in-house technical expertise, and are also very scalable. A premise based solution refers to environments where equipment, which provides the functionality for the phone system, resides at the site/office building of the company. This equipment (typically systems called PBX’s) and related software systems are housed in a central location near the IT network equipment. These solutions allow companies’ greater control of the equipment, customization capability for their environments and the ability to develop back-up/redundant systems for critical path applications (e.g. call centers). Premise based solutions typically require higher-level IT staff or outside contractors to manage, large capital investments and long implementation/upgrade times. Companies such as Voxpath, PointOne and Vonage are competitors now, but the larger threats in this category come from the cable companies (Time Warner, AT&T, etc.) and the traditional phone companies (SBC, Verizon). Both entities have marketing muscle and sophisticated networks but, we believe, currently lack specific VoIP knowledge. This is rapidly changing as companies are making large investments on equipment, personnel and service organizations in order to ride the VoIP wave.
Government Regulation
Various aspects of our business are subject to regulation and ongoing review by a variety of federal, state, and local agencies, including the Federal Trade Commission, the United States Post Office, the Consumer Product Safety Commission, the Federal Communications Commission, Food and Drug Administration, various States’ Attorneys General and other state and local consumer protection and health agencies. The statutes, rules and regulations applicable to our operations, and to various products marketed by it, are numerous, complex and subject to change.
Employees
We have 89 employees as of April 14, 2008, five executive officers, 19 salespeople, two engineers, 42 technicians and 21 administrative staff.
Our principal office is located at 15500 Roosevelt Blvd, Suite 101, Clearwater, FL 33760, and our telephone number is (727) 535-2151. We are a Florida corporation.

ITEM 2. DESCRIPTION OF PROPERTY
Our properties consist of approximately 2,047 square feet of office space located at 15500 Roosevelt Blvd, Suite 101, Clearwater, Florida, 33760. We are leasing this space for five years until November 30, 2012. We are also leasing approximately 5,000 square feet of office space located at 7703 North Lamar Boulevard, Suite 500, Austin, Texas, 78734. We are leasing this space for a 30-month term ending March 31, 2010. We believe this space will be sufficient to meet our needs and allow us to expand our business in the Austin, Texas Market. We also lease approximately 5060 square feet of office space located at 11500 Blankenbaker Access Dr., Suite 101, Louisville, KY 40299. Additionally, we lease approximately 5,998 square feet of office space located at 8345 Clearvista Place, Indianapolis, Indiana 46256. Also, we lease approximately 2,400 square feet of office space located at 2301 Maggard Court, Lexington, Kentucky. As we expand into other markets, we intend to lease out the appropriate space to keep pace with our expansion.
ITEM 3. LEGAL PROCEEDINGS
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Shares of the Company’s common stock are quoted on the Over the Counter Bulletin Board (“OTCBB”) under the symbol BKSD. Our shares began being quoted in July, 2006. The following table sets forth, since July, 2006, the range of high and low intraday closing bid information per share of our common stock as quoted on the OTCBB.

Quarter Ended	High ($)	Low ($)

December 31, 2007	0.35	0.05
September 30, 2007	0.74	0.21
June 30, 2007	0.27	0.18
March 31, 2007	0.24	0.15
December 31, 2006	0.00	0.00
September 30, 2006	0.00	0.00
Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The Company has approximately 667 common shareholders of record.
Dividend Policy
The Company has not paid or declared any dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. The Company intends to keep future earnings, if any, to finance the expansion of the Company’s business, and the Company does not anticipate that any cash dividends will be paid in the near future. The Company’s financing facility prohibits the payment of any dividends. The Company’s future payment of dividends will depend on the Company’s earnings, capital requirements, expansion plans, financial condition and other relevant factors.
The series A preferred stock pays an annual dividend of 8%, which is payable quarterly, at the option of the Company, either in cash or in shares of registered common stock at a 10% discount to the Company’s stock price. The series B preferred stock pays an annual dividend of 16%, payable quarterly, classified as interest expense. See “Prospectus Summary – Terms and Convertible Preferred Stock and Warrant Financing.”

SELECTED FINANCIAL DATA
The selected financial information below has been derived from Brookside’s financial statements. You should read this information in conjunction with Brookside’s financial statements and related notes included elsewhere in this Form 10-KSB.

	For the Years Ended December 31,
	2007	2006
REVENUES
Installation and other services	$1,369,097	776,052
Equipment sales	4,182,486	2,326,461

Total revenues	5,551,583	3,102,513

Cost of sales	3,174,127	2,015,031

GROSS PROFIT	2,377,456	1,087,482
OPERATING EXPENSES
General and administrative	3,390,139	1,103,437
Stock compensation expense	915,000	—
Depreciation expense	69,921	51,185

Total operating expenses	4,375,060	1,154,622

OTHER INCOME (EXPENSE)
Interest expense	(621,633)	(47,106)
Amortization expense	(4,999,760)	—
Other income (expenses), net	14,493	4,452

Total other income (expense)	(5,606,900)	(42,654)

Loss before income taxes	(7,604,504)	(109,793)

Income tax benefit	—	—

Net Income (loss)	(7,604,504)	(109,793)

Earnings per share: Basic and diluted	$(0.095)	(0.002)

Weighted average shares outstanding	80,264,658	63,000,000

BALANCE SHEET AND OTHER DATA

	As of December 31,
	2007	2006
Total current assets	$3,526,728	419,138

Total assets	17,589,342	482,546

Total current liabilities	12,175,996	1,328,546

Long term debt, less current portion	1,850,183	—

Total liabilities	14,026,179	1,328,546

Total stockholders’ equity (deficit)	$3,563,163	(846,000)

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
Forward Looking Statements
Some of the statements contained in this Form 10-KSB contain forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. You should read statements that contain these words carefully because they:
•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; and

•	state other “forward-looking” information.
We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors,” “Business” and elsewhere in this prospectus. See “Risk Factors.”
Plan of Operation
Introduction
Our company, Brookside Technology Holdings Corp. (formerly “Cruisestock, Inc.”), was incorporated in September, 2005 under the laws of the State of Texas. On February 21, 2007, through a series of transactions (the “Share Exchange”), we acquired Brookside Technology Partners, Inc. (“Brookside”), which was incorporated in December 2001 under the laws of the State of Texas. Prior to the Share Exchange, we were a development stage company and had not realized any revenues from our operations. As a result of the Share Exchange, (i) Brookside became our wholly-owned subsidiary, (ii) the former stockholders of Brookside obtained, collectively, the majority ownership of the outstanding common stock of our company and (iii) we succeeded to the business of Brookside as our sole business. From an accounting perspective, Brookside was the acquirer in the Share Exchange. Because of the forgoing, management does not believe that it is informative or useful to compare Cruisestock’s results of operations with those of Brookside. Instead, below we discuss Brookside’s results of operations and financial performance. See Note 1 to our Financial Statement contained herein.
Headquartered in Austin, Texas, Brookside is a provider and global managed service company specializing in selling, designing, analyzing and implementing converged Voice over IP (VoIP), data and wireless business communications systems and solutions for commercial and state/government organizations of all types and sizes in the United States. Brookside is recognized a leading VoIP resellers and professional services vendors with over 300 BCM installations that have various forms of networked or VoIP functionality.
Additionally, on September 14, 2007, we acquired all of the membership interest of USVD from The Michael P. Fischer Irrevocable Delaware Trust under Agreement dated April 5, 2007, and The M. Scott Diamond Irrevocable Delaware Trust under Agreement dated April 23, 2007 (the “Sellers”), pursuant to a Membership Interest Purchase Agreement closed on such date (the “Purchase Agreement”).
USVD, headquartered in Louisville, Kentucky, with offices in Lexington, Kentucky and Indianapolis, Indiana, is a leading regional provider of telecommunication services, including planning, design, installation and maintenance for converged voice and data systems. USVD had un-audited revenue of $15.1 million for the trailing twelve months ended August 31, 2007, and audited 2006 revenue of $12.1 million. The purchase price of approximately $15,400,000 was paid through a combination of common stock, cash of at closing and a seller note. Additionally, the Purchase Agreement provides the Sellers with the opportunity to earn additional stock or cash consideration in the form of a three-year performance based earnout.
Additionally, the Company caused USVD, its new subsidiary, to enter into employment agreements with Michael P. Fischer and M. Scott Diamond, with initial terms of three years, pursuant to which they will serve as USVD’s CEO and COO, respectively. The employment agreements contain standard terms and provisions, including non competition and confidentiality provisions and provisions relating to early termination and constructive termination, and provide for an annual base salary and certain standard benefits. These employee agreements are attached as an exhibit to this prospectus.
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
This discussion and analysis should be read in conjunction with the financial statements and notes thereto included herein.
From February 21, 2007 to April 30, 2007, we sold shares of series A preferred stock and warrants in a private placement (the “Private Placement”) to a group of accredited investors for an aggregate price of $2,141,990. A portion of this aggregate purchase price came in the form of the conversion of notes payable in the aggregate amount of $235,000. The net cash proceeds to us from the Private Placement, not including the conversion of the forgoing notes payable and after deducting all related expenses, was $969,943. Through the date hereof, we have expended most of the net proceeds from the Private Placement in connection with the acquisition of USVD and for working capital purposes.
The Company, through Midtown Partners & Co., LLC and LCG Capital, raised approximately $11,000,000 less fees and expenses of $1,192,000 for net cash proceeds of $9,808,000 to finance the acquisition of USVD. The financing consisted of approximately $7.0 million of senior and $1.0 million subordinated debt and $3.0 million of series B preferred stock (classified as debt). In connection therewith, the Company and its two subsidiaries, USVD and Brookside Technology Partners, entered into a Credit Agreement with Hilco Financial LLC, pursuant to which Hilco agreed to provide a $7,000,000 revolving line of credit, bearing interest at 15% and maturing on September 26, 2008 (the “Senior Loan”). Additionally, the Company also entered into a Subordinated Note and a related Subordinated Note Purchase Agreement with DD Growth Premium Fund, pursuant to which DD Growth Premium Fund loaned the Company $1 million, bearing interest at 10% per annum and maturing on December 30, 2008 (the “Subordinated Loan”). Additionally, the Company entered into a Securities Purchase Agreement with Vicis Capital Master Fund, a sub-trust of Vicis Capital Series Master Trust, pursuant to which Vicis acquired 3,000,000 shares of Series B Convertible Preferred Stock of the Company for $3,000,000, which shares are convertible into 24,000,000 shares of common stock of the Company at an exercise price of $0.125 per share (subject to certain adjustments).
The stock purchase agreement between the Company and Vicis provides that the series B preferred stock owned by Vicis must be either redeemed by the Company or acquired by a third party by December 26, 2007. The Hilco Senior Loan credit agreement prohibits any such redemption. The Company did not redeem such shares and no third party has agreed to purchase such shares by the deadline of December 27, 2007. According to the Vicis Stock Purchase Agreement, if its series B preferred shares are not so redeemed by the Company or purchased by a third party, Michael Nole, the Company’s CEO and Chairman of the Board, and Michael Dance, President of Brookside, are to transfer a total of 20,000,000 shares of their stock of the Company to Vicis. Upon such a transfer, which has not yet been effectuated, Vicis shall become the Company’s largest shareholder. If such a transfer were to occur, Vicis could significantly influence the management and control of the Company and Messrs. Nole and Dance would be less motivated to devote their time to Company business. The parties are currently negotiating an alternative to such a transfer, which could include a refinancing of the Vicis preferred stock, along with the Hilco Senior Loan and the DD Subordinated Loan, but there can be no assurances such an alternative will be found. See “Risk Factors.”
On December 26, 2007, the Company received a notice from Hilco informing the Company that it is in default of section 7.1 (financial covenants) of the credit facility related to the Senior Loan as a result of among other things, the Company’s failure to achieve EBITDA targets. In its letter, Hilco reserves all rights it may have as a result of such default and informs the Company that, as a result of the default, Hilco is not obligated to make any further advances under the revolving line of credit. Hilco is the Company’s primary credit facility. Although we are currently under default, Hilco has continued to provide funds under the revolving line of credit. The Company will not be able to continue to operate if Hilco stops making advances under the revolving line of credit. The Company has explored and will continue to explore refinancing the Hilco Senior Loan, but there can be no assurances that it will be able to do so. The Company also is attempting to rectify the default of Section 7.1 of the credit facility, but, again, there are no assurances it will be able to do so. See “Risk Factors.”
While an event of default continues to exist under the Senior Loan, the Company is prohibited by the Hilco credit facility from making certain payments, including any Earnout payments or Seller Note payments to the Sellers of USVD. As of December 31, 2007, there were no such earnout payments due. Further, until a resolution is reached with Hilco with regard to the default under the Senior Loan, A failure to make any of these payments to the Sellers when due shall be a breach of the USVD Membership Purchase Agreement. As of April 2, 2008, there are no payments due to the Sellers. The Sellers have signed a subordination agreement with Hilco, wherein they agreed to subordinate the Earnout and Seller Note. If the Company is unable to pay the Earnout or Seller Note, Seller’s may quit their employment with USVD and after Hilco has been repaid, they can compete with the Company. The Sellers remain key employees of USVD. The loss of the Sellers as employees could materially negatively impact USVD and the Company.
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

The Company claims an exemption from the registration requirements of the Securities Act of 1933 (the “Act”) for (a) the issuance of the shares to the Sellers in connection with the acquisition of USVD, (b) the private placement of the Series B Convertible Preferred Stock to Vicis and (c) the issuance of the warrants listed above pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about the company and their investment, the investors took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities. Pursuant to various registration rights agreements entered into with the various parties receiving securities as set forth above, the Company has agreed to register the resale of the shares of common stock issued or issuable upon conversion and/or exercise of the forgoing securities.
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
HISTORICAL RESULTS – YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006.
Revenues, Cost of Sales and Gross Margins
Total revenues from operations for the year ended December 31, 2007 were $5,551,583 compared to $3,102,514 reported for the same period in 2006, an increase of $2,449,069 or 78.9%. This increase is primarily due to the acquisition of USVD on September 14, 2007. USVD revenues subsequent to the acquisition were $3,945,785. This increase in revenues from USVD was partially offset by a decrease in Brookside Technology Partner’s revenues $1,496,329. This decrease was due primarily to less productivity from our sales force in 2007 versus 2006 as well as less revenues generated from sales to the Texas Department of Information Resources (DIR).
Cost of sales was $3,174,127 for the year ended December 31, 2007 compared to $2,015,031 reported for the same period in 2006, an increase of $1,159,096 or 57.5%. Total cost of sales increased due to increased revenues while cost of sales decreased as a percentage of total sales. As a percentage of sales, cost of sales was 57.2% and 65.0% for the year ended December 31, 2007 and 2006, respectively. This improvement in cost of sales as a percentage of sales is primarily attributable to the acquisition of USVD, which experienced a cost of sales percentage of approximately 54% for the period beginning September 14, 2007 (acquisition date) through December 31, 2007. Additionally, the decrease in cost of sales as a percentage of sales was also due to the decrease in business from the Texas Department of Information Resources in 2007, which has a higher cost of sales as a percentage of revenue, but higher revenues per contract.
Gross margin was 42.8% for the year ended December 31, 2007 compared to 35.0% reported for the same period in 2006. The increase in the gross margin percentage is due primarily to the improved gross margin attributable to the USVD acquisition. USVD experienced a gross profit percentage of 42.8% for the period beginning September 14, 2007 (acquisition date) through December 31, 2007. Additionally, the decrease in cost of sales as a percentage of sales was also due to significantly less revenue derived from the Texas Department of Information Resources for the year ended December 31, 2007 compared to a significant amount of revenue in for the year ended December 31, 2006 from the Texas Department of Information Resources, which has less gross profit margin, but higher revenues per contract.
General and Administrative Expenses
General and administrative expenses were $3,390,139 and $1,103,437 for the year ended December 31, 2007 and 2006, respectively, representing an increase of $2,286,702. The increase in 2007 was due primarily to the general and administrative expenses of $729,938 of USVD for the period beginning September 14, 2007 (acquisition date) through December 31, 2007 and the administrative costs associated with being a public company, such as legal, accounting, public relations and investor relations, and additional administrative headcount.
Rental expense for operating leases for the year ended December 31, 2007 and 2006 was $141,004 and $52,368 respectively, representing an increase of $88,636. The increase is due to the additional $92,414 in lease expense assumed in the USVD purchase.

On July 26, 2007, the Company entered into a 31 month lease for its Austin operations under a lease classified as an operating lease. Effective September 26, 2007, the Company assumed current operating leases for the three offices leased by USVD. On October 15, 2007 the Company entered into a 60 month lease for its headquarters in Clearwater, Florida effective December 1, 2007. Minimum lease obligations are as follows:

2008	$302,712
2009	297,976
2010	232,525
2011	109,165
2012	76,870
Stock Based Compensation
Stock based compensation for the year ended December 31, 2007 was $915,000 compared to $0 reported for the same periods in 2006. This expense relates to the stock option agreements entered into with George Pacinelli, our President, and Bryan McGuire, our Chief Financial Officer. Pursuant to Mr. Pacinelli’s stock option agreement, we granted to Mr. Pacinelli an option to purchase up to 7,000,000 shares of our common stock at an exercise price of $0.185714 per share (the “Pacinelli Options”). Pursuant to Mr. McGuire’s stock option agreement, we granted to Mr. McGuire an option to purchase up to 7,000,000 shares of our common stock at an exercise price of $0.185714 per share (the “McGuire Options”) (the Pacinelli Options and the McGuire Options collectively hereinafter referred to as the “Options”). The Options are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and were granted pursuant to our 2007 Stock Option Plan, pursuant to which we have reserved 35,000,000 shares of common stock for issuance to employees, directors and consultants. All of Mr. McGuire’s options are immediately exercisable. One half of Mr. Pacinelli’s options are immediately exercisable and the remainder vest as follows:

Number of Shares	Vesting Date
2,100,000	April 19, 2008

1,400,000	April 19, 2009
The Company recognizes employee stock based compensation in accordance with the adoption of SFAS 123R. The Company utilizes the Black-Scholes valuation model to value all stock options (the “Options”). Compensation for restricted stock awards is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Compensation cost for all awards will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. For the year ended December 31, 2007, the Company recognized $915,000 in Employee Stock Compensation Expense. The Company has unrecognized stock compensation expense of $305,000, which will be recognized to expense over the remaining 19 month vesting period.
Amortization Expense
The Company recognized $4,999,760 of amortization expense for the year ending December 31, 2007. The amortization expense was related to the accounting treatment of the warrants issued and allocation of beneficial conversion in connection with the debt financing for the acquisition of USVD. The amortization expense also includes amortization related to deferred financing costs and intangible assets. There was no such expense for the comparable periods in 2006.
Interest Expense
Interest expense was $621,633 and $47,106 for the year ended December 31, 2007 and 2006, respectively. The increase is due primarily to the additional debt incurred with the acquisition of USVD. Interest expense includes $154,400 related to liquidated damages related to various registration rights agreements.
Net Profit/Net Loss from Operations
Net loss from operations was $7,604,504 and $109,793 for the years ended December 31, 2007 and 2006, respectively. This increase in loss from operations is primarily due to the employee stock compensation expense of $915,000 for the year ended December 31, 2007 and the amortization expense of $4,999,760 for the year ended December 31, 2007 compared to

$0 reported for the same period in 2006. Also, this loss from operations is also due to the significant increase in general and administrative expenses and interest expense, as discussed above.
Income Taxes
Effective at the beginning of the first quarter of 2007, the Company adopted the provision of FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. As a result of the implementation of FIN 48, the Company has not changed any of its tax accrual estimates. The Company files U.S. federal and U.S. state tax returns. For state tax returns the Company is generally no longer subject to tax examinations for years prior to 2004.
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
Subsequent to the Private Placement, the Company acquired US Voice & Data, LLC (“USVD”). In order to fund the acquisition, the Company, through Midtown Partners & Co, LLC and LCG Capital, raised approximately $11,000,000 less fees and expenses of $1,192,000 for net cash proceeds of $9,808,000 to finance the acquisition of USVD. The financing consisted of approximately $8.0 million of senior and subordinated debt and $3.0 million of series B preferred stock. In connection therewith, the Company and its two subsidiaries, USVD and Brookside Technology Partners, entered into a Credit Agreement with Hilco Financial LLC, pursuant to which Hilco agreed to provide a $7,000,000 revolving line of credit, bearing interest at 15% and maturing on September 26, 2008 (the “Senior Loan”). This note will need to be refinanced prior to the maturity date of September 26, 2008. There can be no assurances that we will be able to obtain such financing.
In accordance with terms of this credit facility, we are required to submit to Hilco our cash availability pursuant to a borrowing base certificate (“BBC”). This BBC calculates availability based on the eligible accounts receivable and inventory each week. Since our availability is dependant upon our eligible accounts receivable and inventory, our room on this line has been at near the limit each week. There can be no assurances that we will generate sufficient availability under this arrangement to provide adequate financing to fund our business strategy. Failure to due so will have a severe adverse affect on the Company. Furthermore, we are currently in default under the Hilco senior credit facility. See “Risk Factors”.
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
Additionally, the Company also entered into a Subordinated Note and a related Subordinated Note Purchase Agreement with DD Growth Premium Fund, pursuant to which DD Growth Premium Fund loaned the Company $1 million, bearing interest at 10% per annum and maturing on December 30, 2008 (the “Subordinated Loan”). Hilco Financial, LLC, Vicis Capital and DD Growth Premium Fund are together hereinafter referred to as “Lenders”. On or prior to the maturity of the subordinated loan, we will also need to refinance this loan as well. There can be no assurances that we will be able to obtain such financing.
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
If we are not able to refinance our debt, then we will be in default with our Lenders. This will restrict our access to cash. The Lenders will have the authority to call the notes payable and also take control of our assets. There can be no assurances that we will be able to obtain such financing. Also, if we fail to obtain such financing, we will not be able to implement our growth strategy and may not be able to continue as a going concern. We incurred net losses during the years ended December 31, 2007 and 2006. Our current and past losses raise substantial doubt about our ability to continue as a going concern. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations, raise additional financing through public or private equity financings, or secure other sources of financing to fund operations. The Company has cash and cash equivalents of $187,846 and a working capital deficit of $8,649,268 at December 31, 2007. The Company had net cash used in operating activities of $1,048,494 during the year ended December 31, 2007.
These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 3, Significant Accounting Policies, contained in the explanatory notes to our financial statements contained in this Report. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, and impairment of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above described items, are reasonable.
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
The Company primarily applies the percentage-of-completion method and generally recognizes revenue based on the relationship of total costs incurred to total projected costs. Profits expected to be realized on such contracts are based on total estimated sales for the contract compared to total estimated costs, including warranty costs, at completion of the contract. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are made cumulative to the date of the change. Provision for anticipated losses on uncompleted contracts is made in the period in which such losses become evident.
Revenue from contracts that contain multiple elements that are not accounted for under the percentage-of-completion method are accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Revenue from these contracts is allocated to each respective element based on each element’s relative fair value, if determinable, and is recognized when the respective revenue recognition criteria for each element are met.
The Company’s recognizes revenue from the equipment sales and installation services using the percentage of completion method. The services for maintaining the systems we install are sold as a stand-alone contract and treated according to the terms of the contractual arrangements then in effect. Revenue from this service is generally recognized over the term of the subscription period or the terms of the contractual arrangements then in effect.
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
Recent Accounting Pronouncements
Effective January 1, 2007, the Company adopted FASB Interpretation (FASBI) No. 48, Accounting for Uncertainty in Income Taxes. FASBI No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a “more-likely-than-not” recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FASBI No. 48 apply to all tax positions upon initial adoption. The cumulative effect of applying the provisions of FASBI No. 48 are required to be reported as an adjustment to the opening balance of retained deficit in the year of adoption. The Company’s management has evaluated tax positions taken prior to adoption of FASBI No. 48 and determined that no cumulative-effect adjustments are necessary to the Company’s retained deficit balance as of January 1, 2007, the effective date of adoption.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of FAS 157, there is now a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable. The Company must adopt FAS 157 in fiscal 2008, and management currently does not expect the impact to be material to its consolidated financial statements.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company adopted SFAS No. 155 in fiscal year 2007. SFAS 155 did not have a material impact on the Company’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity”.
In December 2006, the FASB issued the FASB Staff Position (FSP) No. EITF 00-19-2, (“FSP EITF 00-19-2”), Accounting for Registration Payment Arrangements. This FSP addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for
Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.

The Company adopted FSP EITF 00-19-2 beginning in 2007. The adoption of this FSP did not have a material effect upon the Company’s financial statements upon adoption. Had the Company not adopted EITC 00-19-2, the Company’s warrants and conversion options subject to registration payment arrangements would be classified as liabilities.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations — Revised 2007. SFAS 141 R provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies to business combinations where is the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is in the process of analyzing the effects SFAS 141R will have on the Company’s financial statements.
In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements that include an outstanding noncontrolling interest in one or more subsidiaries. SFAS 160 is effective for fiscal years, and the interim periods within those fiscal years, beginning on or after December 15, 2008. Management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.
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
RISKS RELATED TO OUR BUSINESS:
The majority of our current debt financing matures on or before September 26, 2008 and we will need to refinance. There are no assurances we will be able to obtain such financing.
The Company, through Midtown Partners & Co., LLC and LCG Capital, (“Midtown”) raised approximately $11.0 million to finance the acquisition of USVD, consisting of approximately $8.0 million of senior and subordinated debt and $3.0 million of equity. In connection therewith, the Company and its two subsidiaries, USVD and Brookside Technology Partners, entered into a Credit Agreement with Hilco Financial LLC, pursuant to which Hilco agreed to provide a $7,000,000 revolving line of credit, bearing interest at 15% and maturing on September 26, 2008 (the “Senior Loan”). The Senior Loan is secured by all assets. This note will need to be refinanced prior to the maturity date of September 26, 2008. There can be no assurances that we will be able to obtain such financing.
Additionally, the Company also entered into a Subordinated Note and a related Subordinated Note Purchase Agreement with DD Growth Premium Fund, pursuant to which DD Growth Premium Fund loaned the Company $1 million, bearing interest at 10% per annum and maturing on December 30, 2008 (the “Subordinated Loan”). The Subordinated Loan is due on December 30, 2008. Hilco Financial, LLC, Vicis Capital and DD Growth Premium Fund are together hereinafter referred to as “Lenders”. We will also need to refinance this loan as well. There can be no assurances that we will be able to obtain such financing.
If we are not able to refinance our debt, then we will be in default with our Lenders. This will restrict our access to cash. The Lenders will have the authority to call the notes payable and also take control of our assets. We will not be able to continue as a going concern in such event.
We currently are in default of our Senior Loan.
On December 26, 2007, the Company received a notice from Hilco informing the Company that it is in default of section 7.1 (financial covenants) of the credit facility related to the Senior Loan as a result of , among other things, the Company’s failure to achieve EBITDA targets. In its letter, Hilco reserves all rights it may have as a result of such default and informs the Company that, as a result of the default, Hilco is not obligated to make any further advances under the revolving line of credit. Hilco is the Company’s primary credit facility. The Company will not be able to continue to operate if Hilco stops making advances under the revolving line of credit. The Company has explored and will continue to explore refinancing the

Hilco Senior Loan, but there can be no assurances that it will be able to do so. The Company also is attempting to rectify the default of Section 7.1 of the credit facility, but the cash flow constrains imposed by the Senior Loan facility may it difficult to do so and, again, there can be no assurances that the Company will be able to rectify its defaults. As a result of the continuing negotiation with Hilco to modify our Credit Agreement, Hilco has agreed to defer a principal payment of $250,000, which was due March 26, 2008 and is still providing us funds under the revolving line of credit.
Our failure to either redeem the Vicis series B preferred stock (classified as debt) or to cause a third party to purchase such stock may cause a change of control.
The stock purchase agreement between the Company and Vicis provides that the series B preferred stock owned by Vicis must be either redeemed by the Company or acquired by a third party by December 26, 2007. The Hilco Senior Loan credit agreement prohibits any such redemption. The Company did not redeem such shares and no third party has agreed to purchase such shares by the deadline of December 27, 2007. According to the Vicis Stock Purchase Agreement, if its series B preferred shares are not so redeemed by the Company or purchased by a third party, Michael Nole, the Company’s CEO and Chairman of the Board, and Michael Dance, President of Brookside, are to transfer a total of 20,000,000 shares of their stock of the Company to Vicis. Upon such a transfer, which has not yet been effectuated, Vicis shall become the Company’s largest shareholder. If such a transfer were to occur, Vicis could significantly influence the management and control of the Company and Messrs. Nole and Dance would be less motivated to devote their time to Company business. Mr. Nole does not currently receive any compensation from the Company. The parties are currently negotiating an alternative to such a transfer, which could include a refinancing of the Vicis preferred stock, along with the Hilco Senior Loan and the DD Subordinated Loan, but there can be no assurances such an alternative will be found.
The default of our Senior Loan prohibits us from making certain post-closing payments to the Sellers of USVD, which is a breach of the USVD Membership Purchase Agreement.
While an event of default continues to exist under the Senior Loan, the Company is prohibited by the Hilco credit facility from making certain payments, including any Earnout payments or Seller Note payments to the Sellers of USVD. A failure to make any of these payments to the Sellers when due, shall be a breach of the USVD Membership Purchase Agreement. The Sellers have signed a subordination agreement with Hilco, wherein they agreed to subordinate the Earnout and Seller Note. If the Company is unable to pay the Earnout or Seller Note, Seller’s may quit their employment with USVD and after Hilco has been repaid, they can compete with the Company. This would materially adversely impact USVD and the Company. The Sellers remain key employees of USVD. The loss of the Sellers as employees could materially negatively impact USVD and the Company.
Until the Earnout to the USVD Sellers is paid, we may need to split our EBITDA with the Sellers.
Pursuant to the USVD Membership Purchase Agreement, we agree to pay to Sellers 50% of USVD’s EBITDA over the next three years if the EBITDA exceeds certain targets discussed above. As a result, although we will be entitled to retain the other 50% of EBITDA, this may inhibit our ability to obtain new financing and to undertake our growth strategy.
Our Senior Loan may not provide adequate cash flow to finance our operations.
In accordance with terms of our Senior Loan credit facility, we are required to submit to Hilco our cash availability pursuant to a borrowing base certificate (“BBC”). This BBC calculates availability based on the eligible accounts receivable and inventory each week. Since our availability is dependant upon our eligible accounts receivable and inventory, our room on this line has been at near the limit each week. There can be no assurances that we will generate sufficient availability under this arrangement to provide adequate financing to fund our business strategy. Failure to due so will have a severe adverse affect on the Company.
We may not be able to continue as a going concern.
In addition to the financing and operational concerns discussed in this filing, we incurred net losses during the year ended December 31, 2007 and 2006. Further, the Company has cash and cash equivalents of $187,846 and a working capital deficit of $8,649,268 at December 31, 2007, and had net cash used in operating activities of $1,048,494 during the year ended December 31, 2007. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

We may not be able to undertake our growth strategy.
In addition to operating Brookside’s and USVD’s historical business, our growth strategy calls for undertaking strategic acquisitions over the next 12 months. See “Description of Business – Growth Strategy.” Our financial difficulties with Hilco, USVD and Vicis have drawn our resources away from this strategy. Further, if we are unable to obtain additional financing, we will not be able to implement our acquisition strategy.
We may not be able to manage our anticipated growth.
Our growth plan calls for the acquisition of other businesses. Our management team has limited experience in negotiating and closing such acquisitions. Our management team also has limited experience in integrating acquisitions into our core business. There can be no assurances that we will be able to successfully acquire or integrate other business. Additionally, our growth strategy is anticipated to place significant demands on our managerial and operational resources. Our failure to manage our growth efficiently may, among other things, divert management’s attention from the operation of our core business and negatively impact our business.
As a result of the Share Exchange, our expenses will increase significantly.
As a result of the Share Exchange, our ongoing expenses are expected to increase significantly, including expenses in compensation to our officers, ongoing public company expenses, including increased legal and accounting expenses as a result of our status as a reporting company and the requirement that we register the shares underlying the preferred stock and warrants issued pursuant to the Purchase Agreement, expenses incurred in complying with the internal controls requirements of the Sarbanes Oxley Act, and obligations incurred in connection with the acquisition of USVD. Our failure to generate sufficient revenue and gross profit could result in reduced profits or increased losses as a result of the additional expenses.
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
Our officers’ and directors’ involvement with other businesses may cause them to allocate their time and services between us and other entities. Consequently, they may give priority to other matters over our needs, which may materially cause us to lose their services temporarily, which could affect our operations and profitability. We also rely heavily on Mike Fischer and Scott Diamond, CEO and COO, respectively, of USVD. The loss of either would materially adversely impact us. Per their employment agreements, if we fail to make any payments to them under any of their agreements, they can compete with us, after Hilco Financial, LLC has been repaid, and that would also materially adversely impact us.
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
Brookside is a Nortel Premium Advantage Partner. As such, Brookside provides Nortel certified System Design and Support professionals for pre-sales system design, implementation, and project management. Brookside also is an Authorized AT&T Solution Provider. Together with AT&T, Brookside helps all sizes of companies design, deploy and manage their Voice, Data, IP, long distance, and/or IP-MPLS solutions that provide the perfect circuit for voice over IP implementations. USVD has strategic relationships with Inter-Tel and NEC. These platforms are the backbone of USVD’s business, typically accounting for approximately 65% of USVD’s revenue. Also, USVD has a strategic contractual relationship with SinglePoint, Inc. (“SinglePoint”). Together with SinglePoint USVD is able to offer companies network services as well as provide consulting regarding network services. A loss of any of these relationships could have a material adverse effect on our business.
RISKS RELATING TO OUR CURRENT FINANCING ARRANGEMENT:
There are a large number of shares underlying our series A and B convertible preferred stock and warrants and the warrants underlying our Hilco, Dynamic Decisions, and Vicis debt that may be available for future sale and the sale of these shares may depress the market price of our common stock.
We have very light trading volume and a lot of shares available for sale. We have issued shares of Preferred Stock that initially are convertible into 38,068,135 shares of common stock, along with warrants that initially are convertible into a total of 48,727,210 shares of common stock. Additionally, we issued a warrant to purchase 61,273,835 shares of our common stock to Hilco. We have agreed to register the resale of all the shares of common stock underlying the Preferred Stock and the warrants. The sale of any of the foregoing shares of common stock may adversely affect the market price of our common stock. We haven’t experienced a significant amount of trading volume. As a result, if you purchase any shares of common stock, such shares may be relatively illiquid and you may lose your entire investment. Further, if we fail to timely file or maintain the effectiveness of the registration statement in violation of our contractual obligations to register the shares, we may incur additional liquidated damages. In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. The Company adopted FSP EITF 00-19-2 in the first quarter of 2007 as a result of its issuance of Series A Preferred Stock and warrants subject to a registration payment agreement in February 2007. FSP EITF 00-19-2 requires that the contingent obligation to pay liquidated damages under the securities purchase agreement should be separately recognized and measured in accordance with FASB Statement No. 5 (FASB No. 5), Accounting for Contingencies”.  The Company implemented FSP EITF 00-19-2, Accounting for Registration Payment Arrangements in the first quarter of 2007. Through December 31, 2007, the Company has incurred a liability totaling $154,400. 2,523,919 in penalty warrants were issued in connection with the late registration of the shares underlying the series A preferred stock and warrants issued in the Private Placement. The liability incurred in connection with the Private Placement therefore totaled $25,693 and were included in additional paid-in capital as it was considered possible at the time the series A preferred shares were issued. The liability incurred as a result of the late filing of the series B preferred stock (classified as debt) and the USVD Sellers was 720,000 additional warrants issued and 105,000 common shares to be issued with a calculated liability of $154,400 at December 31, 2007. The Company utilizes the Black-Scholes model to determine the fair value of its warrants.
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
We are not required to maintain a board of directors with a majority of independent directors. To the extent we become required to do so, we expect these rules and regulations may make it more difficult and more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. If we are unable to maintain adequate directors’ and officers’ insurance, our ability to recruit and retain qualified directors, especially those directors who may be considered independent and officers will be significantly curtailed.
We are not required to meet or maintain any listing standards for our common stock to be quoted on the OTC Bulletin Board, which could affect our stockholders’ ability to access trading information about our stock.
OTCBB Market is separate and distinct from the NASDAQ Stock Market and any national stock exchange, such as the New York Stock Exchange or the American Stock Exchange. Although the OTC Bulletin Board is a regulated quotation service operated by the National Association of Securities Dealers (“NASD”) that displays real-time quotes, last sales prices, and volume information in over-the-counter (OTC) equity securities like our common stock, we are not required to meet or maintain any qualitative or quantitative standards for our common stock to be quoted on the OTCBB. Our common stock does not presently meet the minimum listing standards for listing on the NASDAQ Stock Market or any national securities exchange, which could affect our stockholders’ ability to access trading information about our common stock.
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
Our directors and executive officers beneficially own approximately 65% of our common stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on our stock price; stockholders may be unable to exercise control.
As of April 14, 2008, our executive officers, directors and affiliated persons beneficially owned approximately 65% of our common stock. As a result, our executive officers, directors and affiliated persons will have significant influence to:
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

ITEM 7. FINANCIAL STATEMENTS
The Financial Statements required by this item are included in Part III, Item 13 and are presented beginning on Page F-1.
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On April 13, 2007, the Registrant notified Malone & Bailey, PC, (“Malone & Bailey”) that it was dismissing Malone & Bailey as its certifying accountant, effective immediately. The decision to dismiss the accountants was recommended and approved by the Registrant’s Board of Directors.
During the period from inception (October 11, 2005) to August 31, 2006, and any subsequent period through April 13, 2007, (i) there were no disagreements between Registrant and Malone & Bailey on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Malone & Bailey would have caused Malone & Bailey to make reference to the matter in its reports on Registrant’s financial statements, and (ii) Malone & Bailey’s reports on Registrant’s financial statements for the fiscal year ended August 31, 2006 did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope or accounting principles. During the two fiscal years ended December 31, 2006 and 2005 and through April 13, 2007, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.
On a going forward basis, registrant will continue to engage the firm of Helin, Donovan, Trubee & Wilkinson, LLP now known as PMB Helin Donovan, LLP (“PMB Helin Donovan”), to serve as its independent registered public accountants. PMB Helin Donovan performed the Audit of Brookside’s Financial Statements for the years ended December 31, 2006 and 2005.
ITEM 8A. CONTROLS AND PROCEDURES
Item 8A(T). Controls and Procedures.
As of the end of the period covered by this report, being December 31, 2007, we performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to ensure that the material financial and non-financial information required to be disclosed in our annual report and filed with the Securities and Exchange Commission is recorded, processed, summarized and reported timely within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Act, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d) – 15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report were not effective at such reasonable assurance level because of the small size of the accounting staff and that the Company may lack qualified personnel relating to purchase accounting and warrant accounting. There can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within our company to disclose material information otherwise required to be set forth in our reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives.
Our management, under the supervision of our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and asset dispositions; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.
Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework for Internal Control-Integrated Framework set forth by The Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company’s internal controls over financial reporting were not effective because of the small size of the accounting staff and that the Company may lack qualified personnel relating to purchase accounting and warrant accounting, as of December 31, 2007. The Company has hired accounting consultants to augment its accounting staff and assist with its accounting and reporting capabilities and will continue to monitor and evaluate the effectiveness of its controls and procedures on an ongoing basis, and are committed to taking further action and implementing improvements as necessary.
 This management report on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liabilities of that Section.
This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
During the most recent fiscal quarter, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Since the end of the most recent fiscal quarter, management has hired additional accounting consultants to augment its accounting staff and its accounting and reporting capabilities and strengthen its internal reporting over financial statements.
ITEM 8B. OTHER INFORMATION
None.

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
Changes in Directors and Executive Officers
On February 21, 2007, Ruth Shepley, our sole director, resigned as an officer of Cruisestock and appointed Michael Nole as Chief Executive Officer and Bryan McGuire as Chief Financial Officer of Brookside Technology Holdings Corp. Michael Dance was the President of Brookside prior to the Share Exchange and continues to serve as President of Brookside. Further, on February 21, 2007, Ms. Shepley, acting in her capacity as the sole director on the board of directors, increased the size of Brookside Technology Holdings Corp’s board to two and appointed Michael Nole to fill the vacancy. Ms. Shepley has since resigned from the Board of Directors. Mr. McGuire has since been appointed to fill this vacancy on the board.
Executive Officers and Directors
Below are the names and certain information regarding Brookside Technology Holdings Corp’s executive officers, directors and director nominees. Officers are elected annually by the Board of Directors. Each of the following officers and directors were elected on February 21, 2007.

			Annual
Name	Age	Position	Compensation
Michael Nole	42	Chief Executive Officer and Director	$180,000 (1)
George Pacinelli	50	President of Brookside Technology Holdings Corp	$140,000 (1)
Bryan McGuire	42	Chief Financial Officer	$100,000 (1)
Michael Dance	47	President – Brookside Technology Partners, Inc	$120,000 (1)
Mike Fischer	58	Chief Executive Officer – US Voice & Data, LLC	$105,000 (1)
Scott Diamond	40	Chief Operating Officer – US Voice & Data, LLC	$145,000 (1)

(1)	We currently do not have any employment agreements with any of our executive officers, other than with Mike Fischer and Scott Diamond. The Company entered into employment agreements with Mike Fischer and Scott Diamond. The effective date of the employment agreements was September 14, 2007, and has a three year term. Per their employment agreements, Mr. Fischer receives a base salary of $105,000 and Mr. Diamond receives a base salary of $145,000. For termination without cause, or constructive termination, the Company may be obligated to pay up to $750,000 each.
Background of Executive Officers and Directors
Michael Nole. Mr. Nole serves as Chief Executive Officer and a director of Brookside Technology Holdings Corp. He has over 18-years experience within the communications industry. Since 2002, he has been a private consultant to the VoIP and telecom industry and since 2005 worked as a private consultant with Brookside. During this time and since 1998, he co-founded Experience Total Communications, Inc. (ETC), a communications-consulting firm specializing and consulting directly with clients in all areas of communications including Voice, Data, and Wireless communications products and services and formed a subsidiary company, Enterprise Consulting Group, Inc., expanding the consulting services to include management consulting and business development. Prior to that, over a 12 year period, he held various executive management positions with Executone Information Systems, Inc., which later became Executone Business Solutions, Claricom, and Staples Communications, which was, in turn, acquired by NextiraOne, LLC. His responsibilities included the management of sales/marketing, installation and service, and inventory of multiple districts and regions throughout the United States.
George Pacinelli. Mr. Pacinelli has over 25 years of experience as an executive in the voice and data communications technology sector. Over the last 4 years, Mr. Pacinelli initially provided consulting for, and later held a Director position with TAMCO, a Telecom-specific finance company. During that time, he assisted in taking the company from 2 national telecom dealer Partners to over 100 metropolitan, regional and national partners. In 2001, Pacinelli founded eTC, Inc., a telecommunications consulting firm based in Florida that specialized in providing consulting services to Telecom related companies seeking to increase the overall value of their business through the implementation of proven sales strategies and/or processes, as well as through the development of alliances with various providers of value added products and services. Additionally, eTC assisted its commercial business clients with the design, specification, negotiation, contracting, and implementation of various Telecommunications technologies. Prior to his formation of eTC and since 1980, Mr. Pacinelli served in senior executive positions with companies such as Executone of Miami, which later became Contel Executone, Executone Information Systems, Inc., Executone Business Solutions, Claricom, and Staples Communications, which was, in turn, acquired by NextiraOne, LLC.
Bryan McGuire. Mr. McGuire serves as the Chief Financial Officer and a director of Brookside Technology Holdings Corp. He has over 18-years experience in executive finance specializing in growing companies. From 2000 to 2006, Mr. McGuire was the Chief Financial Officer for Ker’s WingHouse where revenue grew from $12,000,000 to $50,000,000 during his tenure. From 1997 to 2000, he was Vice President of Finance & MIS for Hops Restaurant Bar & Brewery where they experienced growth from 22 units to 78. Prior to that, he was Controller with Cucina! Cucina! based in Seattle where he experienced growth from 12 to 30 locations. Prior to that he was with Medical Resources Inc. where he was responsible for all finance and SEC reporting. From 1991 to 1995 he was with Checker’s Drive-in Restaurants. Experience at Checkers included an IPO, a secondary public offering, private placement and growth from 103 restaurants to over 550. Mr. McGuire began his career in 1987 in public accounting with Concannon Miller & Company and Cherry Bekaert & Holland, CPA’s.
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
Mike Fischer. Mr. Fischer serves as Chief Executive Officer of US Voice & Data. He is one of USVD’s two founding members, along with Scott Diamond, who are jointly responsible for the overall direction of USVD. For more than five years, Mr. Fischer has been directly responsible for managing many of USVD’s administrative functions, including finance and accounting, purchasing, inventory control and human resources. Mr. Fischer has over 25 years experience in the telecommunications industry. Prior to USVD, Mr. Fischer owned Cedco, Inc, a Kentucky based provider of business communications equipment and services, which he sold in 1998 to Expanets, a unit of Northwestern Corp. Mr. Fischer started at Cedco as a salesman in 1981 and after several promotions ended up buying the company. Mr. Fischer received a BA and an MA from Western Kentucky University and an MBA from the University of Louisville.
Scott Diamond. Mr. Diamond serves as Chief Operating Officer of US Voice & Data. He is one of USVD’s founding members, along with Mike Fischer, who are jointly responsible for the overall direction of USVD. For more than five years, Mr. Diamond has been directly responsibility for USVD’s sales, technical services and customer service functions. Mr. Diamond has nearly twenty years experience in sales and marketing of telecommunications equipment and services and is the chief architect of USVD’s successful sales organization. Prior to USVD, Mr. Diamond was the Sales Manager for Cedco, Inc. and continued in that capacity after its acquisition by Expanets. Mr. Diamond left Expanets in 2002 to join Mr. Fischer in the acquisition of USVD. Mr. Diamond received a BA from Georgetown College.
Family Relationships
There are no family relationships among the individuals comprising our board of directors, management and other key personnel.
Board Committees
The Board may appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges, although such requirements currently do not apply to us. Until further determination by the Board, the full Board will undertake the duties of the audit committee, compensation committee and nominating committee.
Employment Agreements
We currently do not have any employment agreements with any of our executive officers, other than with Mike Fischer and Scott Diamond. The Company entered into employment agreements with Mike Fischer and Scott Diamond. The effective date of the employment agreements was September 14, 2007, and has a three year term. Per their employment agreements, Mr. Fischer receives a base salary of $105,000 and Mr. Diamond receives a base salary of $145,000. For termination without cause, or constructive termination, the Company may be obligated to pay up to $750,000 each.

Compensation of Directors
There are presently no arrangements providing for payments to directors for director or consulting services. We expect to establish these arrangements shortly upon increased business activities.
Compensation Discussion and Analysis
Until March 1, 2007 we had not paid any compensation to our executive officers in light of Brookside Technology Holdings Corp’s cash position and status as a start up company. Since the closing of the Share Exchange, we have been rounding out our management team and we have begun to compensate our executive officers. Our board of directors reviews, modifies, and approves, as necessary, our executive compensation policies in light of our current status as a new operating company and working capital (deficit) positions. This review is and will be conducted with the goal of compensating our executives so as to maximize their, as well as our, performance. We do not currently have any employment agreement with any of our executive officers.
In connection with his appointment, we entered into a stock option agreement with George Pacinelli, our president, pursuant to which we granted to Mr. Pacinelli an option to purchase up to 7,000,000 shares of our common stock at an exercise price of $0.19 per share (the “Options”). The Options are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and were granted pursuant to our 2007 Stock Option Plan, pursuant to which we have reserved 35,000,000 shares of common stock for issuance to employees, directors and consultants. One half of Mr. Pacinelli’s options are immediately exercisable and remainder vest as follows:

Number of Shares	Vesting Date
2,100,000	April 19, 2008

1,400,000	April 10, 2009
On April 19, 2007, we granted to Bryan McGuire, our CFO, an option to purchase 7,000,000 shares of our common stock at an effective price of $0.19 per share (the “Options”). The Options are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and were granted pursuant to our 2007 Stock Option Plan, pursuant to which we have reserved 35,000,000 shares of common stock for issuance to employees, directors and consultants. All of Mr. McGuire’s options are immediately exercisable.
Code of Ethics
We have formally adopted a written code of ethics that applies to our board of directors, principal executive officer, principal financial officer and employees. See Item 13.
ITEM 10.  EXECUTIVE COMPENSATION
On February 21, 2007, Ruth Shepley, our sole director, resigned as an officer of Cruisestock and appointed Michael Nole as Chief Executive Officer and Bryan McGuire as Chief Financial Officer of Cruisestock. Michael Dance was the President of Brookside prior to the Share Exchange and continues to serve as President of Brookside. Further, on February 21, 2007, Ms. Shepley, acting in her capacity as the sole director on the board of directors, increased the size of Cruisestock’s board to two and appointed Michael Nole to fill the vacancy. Ms. Shepley has since resigned from the Board of Directors.
Employment Agreements
We currently do not have any employment agreements with any of our executive officers, other than with Mike Fischer and Scott Diamond. The Company entered into employment agreements with Mike Fischer and Scott Diamond. The effective date of the employment agreements were September 14, 2007, and have a three year term. Per their employment agreements, Mr. Fischer receives a base salary of $105,000 and Mr. Diamond receives a base salary of $145,000. For termination without cause, or constructive termination, the Company may be obligated to pay up to $750,000 each.

Compensation of Directors
There are presently no arrangements providing for payments to directors for director or consulting services. We expect to establish these arrangements shortly upon increased business activities.
Compensation Discussion and Analysis
Until March 1, 2007 we had not paid any compensation to our executive officers in light of Brookside Technology Holdings Corp’s cash position and status as a start up company. Since the closing of the Share Exchange, we have been rounding out our management team and we have begun to compensate our executive officers. Our board of directors reviews, modifies, and approves, as necessary, our executive compensation policies in light of our current status as a new operating company and working capital (deficit) positions. This review is and will be conducted with the goal of compensating our executives so as to maximize their, as well as our, performance. We do not currently have any employment agreement with any of our executive officers.
In connection with his appointment, we entered into a stock option agreement with George Pacinelli, our president, pursuant to which we granted to Mr. Pacinelli an option to purchase up to 7,000,000 shares of our common stock at an exercise price of $0.19 per share (the “Options”). The Options are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and were granted pursuant to our 2007 Stock Option Plan, pursuant to which we have reserved 35,000,000 shares of common stock for issuance to employees, directors and consultants. One half of Mr. Pacinelli’s options are immediately exercisable and remainder vest as follows:

Number of Shares	Vesting Date
2,100,000	April 19, 2008

1,400,000	April 10, 2009
On April 19, 2007, we granted to Bryan McGuire, our CFO, an option to purchase 7,000,000 shares of our common stock at an effective price of $0.19 per share (the “Options”). The Options are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and were granted pursuant to our 2007 Stock Option Plan, pursuant to which we have reserved 35,000,000 shares of common stock for issuance to employees, directors and consultants. All of Mr. McGuire’s options are immediately exercisable.
Compensation Committee Interlocks and Insider Participation
During 2007, we did not have a compensation committee or another committee of the board of directors performing equivalent functions. Instead the entire board of directors performed the function of compensation committee.

SUMMARY COMPENSATION TABLE
The following table sets forth information concerning the total compensation that Brookside Technology Holdings Corp has paid or that has accrued on behalf of Brookside Technology Holdings Corp’s chief executive officer and other executive officers with annual compensation exceeding $100,000 during the years ended December 31, 2007 and 2006.

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
				Other		Securities		All Other
				Annual		Underlying	LTIP	Compen-
Name and Principal				Compen-	Restricted Stock	Options/	Pay-	sation
Position	Year	Salary ($)	Bonus (4)	Sation ($)	Award(s)	SARs	outs	($)
Ruth Shepley-CEO	2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michael Nole-CEO	2007	145
	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2005	N/A	N/A	N/A	N/A	N/A	N/A	N/A
George Pacinelli	2007	87
President - Brookside	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Technology Holdings Corp.	2005	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Michael Dance -	2007	114
President - Brookside	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Technology Partners, Inc	2005	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Mike Fischer	2007	28
CEO — US Voice	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A
& Data, LLC	2005	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Scott Diamond	2007	39
COO — US Voice	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A
& Data, LLC	2005	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Bryan McGuire -	2007	81
CFO	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2005	N/A	N/A	N/A	N/A	N/A	N/A	N/A
The Company has not implemented an incentive bonus compensation plan as of April 14, 2008.
Compensation Committee Interlocks and Insider Participation
During 2007, we did not have a compensation committee or another committee of the board of directors performing equivalent functions. Instead the entire board of directors performed the function of compensation committee.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information, as of April 14, 2008 with respect to the beneficial ownership of the Company’s outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers, directors and director nominees; and (iii) our directors, director nominees and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

	Common Stock	Percentage of Common stock
Name of Beneficial Owner (1)	Beneficially Owned	Beneficially Owned (2)
Officers and Directors
Michael Nole	17,500,000	19.9%
Michael Dance	28,000,000	31.8%
Bryan McGuire (3)	7,000,000	7.9%
George Pacinelli (4)	5,600,000	4.0%
Mike Fischer (5)	3,500,000	4.0%
Scott Diamond (6)	3,500,000	4.0%
5% Shareholders
Apogee Financial Investments, Inc.(7)	18,355,085	20.1%
All officers and directors as a group (6 persons)	65,100,000	64.8%

*	Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Brookside Technology Partners, Inc. 15500 Roosevelt Blvd, Suite 101, Clearwater, FL 33760.

(2)	Applicable percentage ownership of common stock is based on 87,900,000 shares of common stock outstanding as of April 14, 2008, together with securities exercisable or convertible into shares of common stock within 60 days of April 14, 2008 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock underlying convertible securities that are currently exercisable or exercisable within 60 days of April 14, 2008 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Represents 7,000,000 shares underlying stock options, all of which are presently exercisable.

(4)	Represents 5,600,000 shares underlying stock options, all of which are exercisable within 60 days of April 14, 2008.

(5)	Represents 3,500,000 shares issued as consideration in connection with the acquisition of USVD

(6)	Represents 3,500,000 shares issued as consideration in connection with the acquisition of USVD

(7)	Represents 5,314,155 shares of common stock underlying the shares of series A Preferred Stock owned by Apogee Financial Consultants, Inc. and the following warrants:
(i) series A warrants issued to Midtown Partners, & Co, LLC to purchase 2,664,767 shares of common stock at an exercise price of $0.11;

(ii) series B warrants issued to Midtown Partners, & Co, LLC to purchase 2,664,767 shares of common stock at an exercise price of $0.11;

(iii) series C warrants issued to Midtown Partners, & Co, LLC to purchase 5,329,534 shares of common stock at an exercise price of $0.06.

(iv) a series A warrant issued to Apogee Financial Consultants, Inc. to purchase 320,831 shares of common stock at an exercise price of $0.11; and

(v) a series B warrant issued to Apogee Financial Consultants, Inc. to purchase 320,831 shares of common stock at an exercise price of $0.11.

All of the warrants are presently exercisable. Apogee Financial Investments, Inc. is the sole member of Midtown Partners & Co., LLC. Apogee’s address is 4902 Eisenhower Blvd., Suite 185, Tampa, FL. 33634.
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Michael Dance, the President of Brookside, has loaned $29,000 to Brookside and Michael Nole has loaned $30,000 to Brookside, which loans are payable on demand.
Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, directors and significant stockholders. We intend to establish such policies and procedures so that such transactions will, on a going-forward basis, be subject to review, approval or ratification of our board of directors, or an appropriate committee thereof.
The Company currently has two directors, Michael Nole and Bryan McGuire. They are not independent. The board does not have any separate committees.
ITEM 13. EXHIBITS
The following exhibits are included as part of this Form 10-KSB. References to “the Company” in this Exhibit list mean Brookside Technology Holdings Corp., a Florida corporation.

Exhibit
Number	Description

2.1	Stock Exchange Agreement among Brookside Technology Holdings Corp. and the Stockholders of Brookside (1)

2.2	Securities Purchase Agreement by and among Brookside, Brookside Technology Holdings Corp and Ruth Shepley (1)

3.1	Brookside Technology Holdings Corp Articles of Incorporation (2)

3.2	Brookside Technology Holdings Corp Articles of Amendment to Articles of Incorporation (2)

3.3	Articles of Exchange (1)

3.4	Brookside Technology Holdings Corp By-laws (2)

5.1	Opinion of Shumaker Loop & Kendrick, LLP

10.1	Securities Purchase Agreement by and among Brookside Technology Holdings Corp and the investors identified therein. (1)

10.2	Investor Rights Agreement (1)

10.3	Form of Series A Common Stock Purchase Warrant (1)

10.4	Form of Series B Common Stock Purchase Warrant (1)

10.5	Form of Series C Common Stock Purchase Warrant (1)

10.6	Midtown Partners & Co., LLC Placement Agent Agreement (1)

10.7	Dynamic Decisions Note (2)

10.8	Dynamic Decisions Purchase Agreement (2)

10.9	Vicis Capital Master Fund Securities Purchase Agreement (2)

Exhibit
Number	Description

10.10	Vicis Capital Master Fund Registration Rights Agreement (2)

10.11	Vicis Series D Common Stock Purchase Warrant (2)

10.12	Hilco Credit Agreement (2)

10.13	Hilco Series E Common Stock Purchase Warrant (2)

10.14	US Voice & Data, LLC Membership Purchase Agreement (2)

10.15	Michael P. Fischer Employment Agreement (2)

10.16	M. Scott Diamond Employment Agreement (2)

10.17	Brookside Technology Holdings Corp 2007 Stock Option Plan
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from to Brookside Technology Holdings Corp’s Form 8-K filed with the Securities and Exchange Commission on February 27, 2007.

(2)	Incorporated by reference from to Brookside Technology Holdings Corp’s Form 8-K filed with the Securities and Exchange Commission on December 11, 2007.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
For the Company’s year ended December 31, 2007, we were billed approximately $57,475 for professional services rendered for the audit of the Brookside Technology Holdings Corp financial statements by PMB Helin Donovan, LLP. We were also billed approximately $30,080 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2007. We also incurred professional fees of $42,627 for services rendered in connection with the audit of USVD in 2007. For the Company’s fiscal year ended August 31, 2006, we were billed approximately $4,800 for professional services rendered for the audit of the Cruisestock financial statements. We also were billed approximately $2,000 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended August 31, 2006 by Malone and Bailey, LLP. During 2006, the Company was billed approximately $36,000 for professional services rendered in connection with the audit of the Brookside financial statements. We were also billed approximately $11,000 for professional services rendered in connection with the review of the financial statements included in our Form 8-K filing upon the merger transaction with Brookside Technology Partners, Inc.
Tax Fees
For the Company’s fiscal year ended December 31, 2007 and 2006, we were billed approximately $5,000 and $9,148 for professional services rendered for tax compliance, tax advice, and tax planning.
All Other Fees
The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2007 and 2006.

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Brookside Technology Holdings Corp.

Brookside Technology Holdings Corp.
Dated: April, 14 2008	By:	/s/ Michael W. Nole
		Name:	Michael W. Nole
		Title:	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

Dated: April 14 , 2008	By:	/s/ Bryan G. McGuire
		Name:	Bryan G. McGuire
		Title:	Chief Financial Officer (Principal Financial Officer)

Brookside Technology Holdings Corp.
Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Brookside Technology Holdings Corp.
We have audited the accompanying consolidated balance sheets of Brookside Technology Holdings Corp. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brookside Technology Holdings Corp. as of December 31, 2007 and 2006 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.
As discussed in note 14 to the financial statements, on February 21, 2007, the Company entered into a Exchange transaction. As discussed in note 15 to the financial statements on September 14, 2007, the Company acquired all of the membership interest in U.S. Voice and Data, LLC.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses from operations, has a accumulated deficit of $9,537,095, and has a working capital deficit of $8,649,268, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.
/s/ PMB Helin Donovan, LLP
PMB Helin Donovan, LLP Austin, Texas
April 14, 2008

BROOKSIDE TECHNOLOGY HOLDINGS CORP
CONSOLIDATED BALANCE SHEETS
As of December 31, 2007 and 2006

	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$187,846	$35,666
Accounts receivable, net	2,113,675	333,429
Inventory	849,176	39,160
Deferred contract costs	89,922	10,883
Deferred finance charges, net of amortization	245,155	—
Prepaid expenses	40,954	—

Total current assets	3,526,728	419,138

Property and equipment
Office equipment	330,022	178,424
Furniture, fixtures and leasehold improvements	137,745	12,960

	467,767	191,384
Less: accumulated depreciation	(194,089)	(127,976)

Property and equipment, net	273,678	63,408

Goodwill	13,236,369	—
Intangible assets, net	510,868	—

Other assets	41,699	—

TOTAL ASSETS	$17,589,342	$482,546

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Accounts payable and accrued expenses	$981,766	$368,419
Billings in excess of revenues	1,776,271	227,195
Payroll liabilities	371,470	37,436
Current portion of long term debt	8,207,900	623,863
Other current liabilities	838,589	71,633

Total current liabilities	12,175,996	1,328,546
Long term debt, less current portion	1,850,183	—

Total liabilities	14,026,179	1,328,546

Stockholders’ equity (deficit)
Series A Convertible Preferred Stock, 2,175,322 issued and outstanding at December 31, 2007 at 8% dividend yield. Liquidation preference of $2,315,178 at December 31, 2007	1,699,000	—
Common stock, $.01 par value, 250,000,000 shares authorized, 87,900,000 shares issued and outstanding at December 31, 2007 and 63,000,000 shares issued and outstanding at December 31, 2006	87,900	63,000
Additional paid in capital	11,313,358	337,927
Accumulated deficit	(9,537,095)	(1,246,927)

Total stockholders’ equity (deficit)	3,563,163	(846,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$17,589,342	$482,546

See accompanying notes to the consolidated financial statements.

BROOKSIDE TECHNOLOGY HOLDINGS CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007 and 2006

	December 31,
	2007	2006
REVENUES
Installation and other services	$1,369,097	$776,052
Equipment sales	4,182,486	2,326,461

Total revenues	5,551,583	3,102,514
COST OF SALES	3,174,127	2,015,031

GROSS PROFIT	2,377,456	1,087,483

OPERATING EXPENSES
General and administrative, exclusive of stock compensation expense	3,390,139	1,103,437
Stock compensation expense	915,000	—
Depreciation expense	69,921	51,185

Total operating expenses	4,375,060	1,154,622

OTHER INCOME (EXPENSE)

Interest expense	(621,633)	(47,106)
Amortization of deferred finance charges, discounts, and intangibles	(4,999,760)	—
Other income (expenses), net	14,493	4,452

Total other income (expense)	(5,606,900)	(42,655)

LOSS BEFORE INCOME TAXES	(7,604,504)	(109,793)
Income tax benefit	—	—

NET LOSS	$(7,604,504)	$(109,793)

Preferred stock dividends	(139,856)	—

Net loss attributable to common shareholders	$(7,744,360)	$(109,793)

Loss per share- basic and fully diluted	$(0.095)	$(0.002)

Weighted average shares outstanding	80,264,658	63,000,000

See accompanying notes to the consolidated financial statements.

BROOKSIDE TECHNOLOGY HOLDINGS CORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2007 and 2006

	Common Stock
			Series A
		Common	Preferred	Additional Paid	Accumulated
	Common shares	Stock	Stock	in Capital	Deficit	Total
Balance at December 31, 2005	35,000,000	$35,000	$—	$335,927	$(1,137,134)	$(766,207)
Common stock issued for services	28,000,000	28,000	—	2,000	—	30,000
Net loss	—	—	—	—	(109,793)	(109,793)

Balance at December 31, 2006	63,000,000	$63,000	$—	$337,927	$(1,246,927)	$(846,000)

Issuance of series A preferred Stock for cash	—	—	1,656,990	—	—	1,656,990
Issuance of series A preferred Stock for services	—	—	250,000	—	—	250,000
Issuance of series A preferred stock for conversion of note payable	—	—	235,000	—	—	235,000
Fees paid for issuance of series A preferred stock	—	—	(336,269)	—	—	(336,269)
Legal fees paid for issuance of series A preferred stock	—	—	(40,383)	—	—	(40,383)
Issuance of warrants to series A preferred stock investors	—	—	(178,344)	178,344	—	—
Intrinsic value of conversion option issued to the series A preferred stock investors	—	—	(2,157)	—	2,157	—
Accretion of series A preferred Stock dividends	—	—	139,856	—	(139,856)	—
Registration rights obligation issued with series A preferred stock	—	—	(25,693)	25,693	—	—
Purchase and cancellation of 20,000,000 shares of Cruisestock	—	—	—	—	(127,930)	(127,930)
Acquisition of Cruisestock Common	28,000,000	28,000	—	(24,000)	(4,000)	—
Brookside shares cancelled per Cruisestock acquisition agreement	(10,500,000)	(10,500)	—	10,500	—	—
Fees related to Cruisestock acquisition	—	—	—	—	(416,035)	(416,035)
Stock compensation expense	—	—	—	915,000	—	915,000
Issuance of common stock for the acquisition of US Voice & Data LLC	7,000,000	7,000	—	2,338,000	—	2,345,000
Assigned value of warrants and beneficial conversion feature issued in connection with the acquisition of US Voice & Data, LLC acquisition debt	—	—	—	7,472,294	—	7,472,294
Conversion of note payable to MAJ Ventures, LTD to common stock	400,000	400	—	59,600	—	60,000
Net loss					(7,604,504)	(7,604,504)

Balance at December 31, 2007	87,900,000	$87,900	$1,699,000	$11,313,358	$(9,537,095)	$3,563,163

See accompanying notes to the consolidated financial statements.

BROOKSIDE TECHNOLOGY HOLDINGS CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(7,604,504)	$(109,793)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	69,921	51,185
Amortization of loan discounts and intangibles	4,999,760	—
Bad debt expense	30,465	—
Common stock issued for services	—	30,000
Stock based compensation	915,000
(Increase) decrease in:
Accounts receivable	264,788	1,004,724
Inventory	1,055,293	(9,520)
Deferred contract costs	(79,039)	446,784
Prepaid expenses	(10,638)	5,397
Deposits and other assets	(2,428)	3,534
Increase (decrease) in:
Accounts payable and accrued expenses	140,347	(920,443)
Accrued payroll liabilities	277,131	34,716
Billings in excess of revenues	(1,224,156)	(687,886)
Other current liabilities	119,566	15,129

	6,556,010	(26,380)

NET CASH USED IN OPERATING ACTIVITIES	(1,048,494)	(136,173)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(76,941)	(5,406)
Acquisition of US Voice & Data, LLC (“USVD”), net of $855,791 in cash received	(9,094,289)	—

NET CASH USED IN INVESTING ACTIVITIES	(9,171,230)	(5,406)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long term debt	10,424,576	197,952
Cash paid for fees in connection with USVD acquisition financing	(463,000)	—
Proceeds from Series B Preferred Stock Financing classified as long-term		—
Debt, net of issuance costs of $250,000	2,750,000	—
Deferred finance charges related to the acquisition of USVD financing	(349,538)	—
Proceeds from issuance of Series A Convertible Preferred Stock, net of issuance costs of $376,653	1,280,337	—
Cash paid for fees in connection with the Share Exchange	(293,963)	—
Repayment of long term debt	(2,976,508)	(20,707)

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,371,904	177,245

NET INCREASE IN CASH	152,180	35,666

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	35,666	—

CASH AND CASH EQUIVALENTSAT END OF YEAR	$187,846	$35,666

Continued on next page.

BROOKSIDE TECHNOLOGY HOLDINGS CORP. — CONTINUED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007 and 2006

SUPPLEMENTAL DISCLOSURE
Income taxes paid	$—	$—

Interest paid	$265,213	$(16,738)

Non-cash financing and investing activities
Exchange Transaction fee to Venture Fund II for consulting fees, paid in preferred stock	$250,000	$—

Accrual of preferred stock dividend	$139,856	—

Payment of notes payable paid in Preferred Stock	$235,000	$—

Note Payable issued in USVD acquisition, net of origination discount	$2,747,934	$—

Value of Common Stock issued in USVD acquisition	$2,345,000	$—

Prepaid expense to related party for consulting fees, paid in common stock	$—	$30,000

Accrued interest added to note payable balance	$46,556	$—

Conversion of note for 400,000 shares of common stock	$60,000	$—

Beneficial conversion feature assigned to convertible debt	$695,006	$—

Warrant value and beneficial conversion feature assigned from USVD acquisition debt	$7,472,294	$—

Warrant value assigned with Series A preferred stock	$178,344	$—

Beneficial conversion feature assigned to Series A preferred stock	$2,157	$—

Registration rights obligation assigned to series A preferred stock	$25,693	$—

See accompanying notes to the consolidated financial statements.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 1 — Nature of Business
Background/Name Change/Redomestication
Cruisestock, Inc, (the “Cruisestock”) was incorporated in September 2005 under the laws of the State of Texas. Immediately prior to February 21, 2007, it was a shell corporation with no significant operations or assets. On February 21, 2007, the Cruisestock acquired all of the stock of Brookside Technology Partners, a Texas corporation, in a transaction where the shareholders of Brookside Technology Partners exchanged all of their shares for shares of common stock of the Cruisestock (the “Share Exchange”). As a result, Brookside Technology Partners became a wholly-owned subsidiary of the Cruisestock. However, from an accounting perspective, Brookside Technology Partners was the acquirer in the Share Exchange.
Because Brookside Technology Partners was the accounting acquirer in the Share Exchange, management does not believe that it is informative or useful to compare the Cruisestock’s historical results of operations with those of Brookside Technology Partners. Instead, below we discuss only Brookside Technology Partners’ results of operations and financial performance.
Subsequent to the Share Exchange, on July 6, 2007 (the “Effective Time”), the Cruisestock changed its name to Brookside Technology Holdings Corp. and redomesticated into Florida. The name change and redomestication were accomplished by merging the Cruisestock into a newly-formed, Florida wholly-owned subsidiary, with the subsidiary being the surviving entity (the “Redomestication”). As a result, the Cruisestock is now a Florida corporation and its name is Brookside Technology Holdings Corp.
The Cruisestock’s common stock is quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol: BKSD.
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
Acquisition of USVD
On September 26, 2007, the Company acquired all of the membership interest of US Voice & Data, LLC, an Indiana Limited Liability Company (“USVD”) from The Michael P. Fischer Irrevocable Delaware Trust under Agreement dated April 5, 2007, and The M. Scott Diamond Irrevocable Delaware Trust under Agreement dated April 23, 2007 (the “Sellers”), pursuant to a Membership Interest Purchase Agreement closed on such date (the “Purchase Agreement”). USVD, headquartered in Louisville, Kentucky, with offices in Lexington, Kentucky and Indianapolis, Indiana, is a leading regional provider of telecommunication services, including planning, design, installation and maintenance for converged voice and data systems. The purchase price of $15.4 million was paid through a combination of common stock, cash and a seller note. Cash paid at closing was $9,938,690. Subsequent to the closing there was a $356,160 seller true up, which was paid in February 2008. Cash paid at closing was $9,938,690. The Company issued 7,000,000 shares of its common stock valued at $.335 per share on September 14, 2007. Also, the Company owes the Sellers a note payable of $2,747,934, net of $352,066 original discount,

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 1 — Nature of Business (continued)
with a maturity date of June 30, 2010. Additionally, the Purchase Agreement provides the Sellers with the opportunity to earn additional stock or cash consideration in the form of a three-year performance based earnout.
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
Note 2 — Going Concern Uncertainties
The Company has incurred net losses during years ended December 31, 2007 and 2006 and has a retained deficit of $9,537,095. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations, raise additional financing through public or private equity financings, or secure other sources of financing to fund operations. The Company has cash and cash equivalents of $187,846 and a working capital deficit of $8,649,268 at December 31, 2007. The Company used net cash in operating activities of $1,048,494 during the year ended December 31, 2007. The Company is currently in default on its debt to Hilco of $6,397,001 and the Series B Preferred Stock has matured in the amount of $3,000,000.
The Company is seeking to maximize the operating profitability of its subsidiaries and to refinance or restructure its debt with Hilco and its Series B Preferred shareholder. The Company is also evaluating whether it can attract additional equity through sales of common stock.
These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 3 — Significant Accounting Policies
The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the practices within the telecommunications industry. The following summarizes the more significant of these policies.
Basis of Presentation
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

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 3 — Significant Accounting Policies (continued)
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
Receivables are concentrated with a small number of customers (note 8). The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. There were no allowances for credit losses at December 31, 2007 and 2006.
The amounts reported for cash equivalents, receivables, accounts payable, accrued liabilities and notes payable are considered to approximate their market values based on comparable market information available at the respective balance sheet dates and their short-term nature.
Inventories
Inventories are comprised primarily of telephony systems ordered for installations, and spare parts or common parts used in telephone system installations and are stated at the lower of cost (first-in, first out) or market through the use of an inventory valuation allowance. In order to assess the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements compared to current or committed inventory levels. Allowance requirements generally increase as the projected demand requirement decreases due to market conditions, technological and product life cycle changes.
Income Taxes
Income taxes are accounted for under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.
The Company records a valuation allowance to reduce its deferred assets when it is more likely than not that some portion or all of the deferred tax assets will expire before realization of the benefit or that future deductibility is not probable. The ultimate realization of the deferred tax assets depends on the Company’s ability to generate sufficient future taxable income. Accordingly, establishment of the valuation allowance requires the Company’s management to use estimates and make assumptions regarding significant future events.
Impairment of Long-Lived Assets
FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FASB Statement No. 144 requires that a long-lived asset (asset group) to be held and used be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability, whether in use or under development. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. The Company periodically evaluates whether it has incurred any impairment loss. The Company has not made a provision for an impairment loss as of December 31, 2007 and 2006.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 3 — Significant Accounting Policies (continued)
Classification of Series B Preferred Stock as a Liability
In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150). SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Thw Company classified mandatorily redeemable series B preferred stock as a liability in the balance sheet and related accretion being charged to interest expense in the statement of operations. See Note 1 to our consolidated financial statements for more detail. The series A preferred stock is not presently redeemable and has been classified in equity in the consolidated financial statements.
Revenue Recognition
The Company derives its revenues primarily from sales of converged VOIP telecommunications equipment and professional services implementation/installation, data and wireless equipment and installation, recurring maintenance/managed service and network service agreements and other services. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB No. 104 “Revenue Recognition, Corrected Copy” (“SAB 104”). Under SAB 101 and SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured. Sales are recorded net of discounts, rebates, and returns.
The Company primarily applies the percentage-of-completion method and generally recognizes revenue based on the relationship of total costs incurred to total projected costs. Profits expected to be realized on such contracts are based on total estimated sales for the contract compared to total estimated costs, including warranty costs, at completion of the contract. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are made cumulative to the date of the change. Provision for anticipated losses on uncompleted contracts is made in the period in which such losses become evident.
Revenue from contracts that contain multiple elements that are not accounted for under the percentage-of-completion method are accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Revenue from these contracts is allocated to each respective element based on each element’s relative fair value, if determinable, and is recognized when the respective revenue recognition criteria for each element are met.
The Company’s recognizes revenue from the equipment sales and installation services using the percentage of completion method. The services for maintaining the systems we install are sold as a stand-alone contract and treated according to the terms of the contractual arrangements then in effect. Revenue from this service is generally recognized over the term of the subscription period or the terms of the contractual arrangements then in effect.
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

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
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
Reclassifications
Certain prior year amounts have been reclassified to conform to the 2007 presentation. The financial statements have also been changed to reflect the impact of this stock split and the 7-for-1 stock split (as discussed in Note 1) as of January 1, 2006.
Earnings Per Common Share
Basic and diluted net income per common share is presented in conformity with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128) for all periods presented. Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net loss available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding.
Below is a reconciliation of the numerators and denominators of basic and diluted earnings per share for each of the following years:

	Years Ended
	December 31,
	2007	2006
Numerators
Numerator for basic and diluted earnings per share:
Net loss attributable to common shareholders	$(7,744,360)	$(109,793)
Denominators
Denominators for basic earnings per share:	80,264,658	63,000,000
At December 31, 2006, there were no potentially dilutive securities outstanding. At December 31, 2007, there were potentially dilutive securities outstanding consisting of Series A Preferred stock, Series B Preferred Stock, convertible debt, warrants, and stock options issued to employees. The potential shares would be anti-dilutive during 2007 and as such have not been considered in the calculation of earnings per share. At December 31, 2007, the number of potentially dilutive shares, that are anti-dilutive at December 31, 2007) consists of 14,000,000 stock option shares, 2,175,322 series A preferred stock shares (exercisable into 38,068,135 common shares), 48,727,206 common shares purchase warrants issued in connection with the series A preferred stock, 3,000,000 series B shares (exercisable into 24,000,000 common shares), 24,000,000 common share purchase warrants issued in connection with the series B preferred stock, and 77,073,835 common share warrants issued in connection with the USVD acquisition debt.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 3 — Significant Accounting Policies (continued)
Stock Compensation
In December 2004, the FASB issued SFAS 123 (revised 2004) Share-Based Payment (“SFAS 123(r)”), which revised SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(r) provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities. SFAS 123(r) also requires that the cost of all share-based transactions be measured at fair value and recognized over the period during which an employee is required to provide service in exchange for an award. The adoption of SFAS 123(r) is expected to increase compensation expense during the period that employees vest in their stock options when granted. In accordance with the adoption of SFAS 123R, the Company utilizes the Black-Scholes valuation model to value all stock options (the “Options”). Compensation for restricted stock awards is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Compensation cost for all awards will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. For the year ended December 31, 2007 the Company recognized $915,000 in Employee Stock Compensation Expense.
Recently Issued Accounting Pronouncements
Recent accounting pronouncements
Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a “more-likely-than-not” recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 apply to all tax positions upon initial adoption. The cumulative effect of applying the provisions of FIN 48 are required to be reported as an adjustment to the opening balance of retained deficit in the year of adoption. The Company’s management has evaluated tax positions taken prior to adoption of FIN 48 and determined that no cumulative-effect adjustments are necessary to the Company’s retained deficit balance as of January 1, 2007, the effective date of adoption.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of FAS 157, there is now a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable. The Company must adopt FAS 157 in fiscal 2008, and management currently does not expect the impact to be material to its consolidated financial statements.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company adopted SFAS No. 155 in fiscal year 2007. SFAS 155 did not have a material impact on the Company’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity”.
In December 2006, the FASB issued the FASB Staff Position (FSP) No. EITF 00-19-2, (“FSP EITF 00-19-2”), Accounting for Registration Payment Arrangements. This FSP addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 3 — Significant Accounting Policies (continued)
Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.
The Company adopted FSP EITF 00-19-2 beginning in 2007. The adoption of this FSP did not have a material effect upon the Company’s financial statements upon adoption. Had the Company not adopted EITF 00-19-2, the Company’s warrants and conversion options subject to registration payment arrangements would be classified as liabilities.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations — Revised 2007. SFAS 141R provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies to business combinations where is the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is in the process of analyzing the effects SFAS 141R will have on the Company’s financial statements.
In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements that include an outstanding noncontrolling interest in one or more subsidiaries. SFAS 160 is effective for fiscal years, and the interim periods within those fiscal years, beginning on or after December 15, 2008. Management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.
Note 4— Trade Accounts Receivable
Supplemental information on net trade accounts receivable:

	Year ended December 31,
	2007	2006
Gross trade accounts receivable	$2,113,675	$333,429
Less: allowance for doubtful accounts	—	—

	$2,113,675	$333,429

Note 5 —Billings in Excess of Revenues
Billings in excess of revenues at December 31, 2007 and 2006 consisted of the following:

	Year ended December 31,
	2007	2006
Customer deposits and deferred income on installation contracts	$718,574	$200,000
Deferred revenue on maintenance contracts	1,057,697	27,195

	$1,776,271	$227,195

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 6 —Long Term Debt
Long term debt as of December 31, 2007 and 2006 consisted of the following:

	December 31,	December 31,
	2007	2006
Secured note payable to a bank, accruing interest at a prime rate plus 2% with monthly payments of $2,302. Note was paid in full on September 26, 2007	$—	$32,011
Note payable to an individual, unsecured, accruing interest at 2% per annum, with monthly payments of $5,215 due September 1, 2010	153,066	176,000
Note payable to executive officers and shareholders, unsecured, accruing interest at 0% per annum, due in installments over 3 years with a maturity date of June 30, 2010, less unamortized discount of $283,368	2,816,632	—
Notes payable to an individual, unsecured, accruing interest at 7% per annum, with monthly payments of $1,130 due May 1, 2011	40,361	50,852

Note payable to executive officer and shareholders, unsecured, accruing interest at 7% per annum, with monthly payments of $1,343, due September 1, 2009	28,558	30,000
Notes payable to shareholder, unsecured, accruing interest at 7% per annum, with monthly payments of $6,432 due June 1, 2010	176,547	275,000
Notes payable to Hilco Financial, LLC, secured by all assets of the Company, accruing interest at 15% per annum, principal and accrued interest due in full September 26, 2008. Principal amount due of $6,397,001, less unamortized discount of $3,161,071. In default at December 31, 2007	3,235,930	—
Series B Preferred Stock issued to Vicis Capital, unsecured, accruing interest at 16% per annum, matured on December 27, 2007	3,000,000	—
Notes payable to Dynamic Decisions Strategic Opportunities, unsecured, accruing interest at 10% per annum, total principal and accrued interest due September 26, 2008. Less unamortized discount of $403,677	596,323	—
Secured notes payable to Huntington Bank, accruing interest at a prime rate plus 3.73% with monthly payments of $383, with a maturity date of March 28, 2009. Note is secured by a vehicles	10,666	—
Note payable to MAJ Ventures, Ltd., unsecured, accruing interest at 10% per annum. Converted to 400,000 shares of common stock on September 14, 2007	—	60,000

Total long term debt	10,058,083	623,863
Less current portion	(8,207,900)	(623,863)

Long term portion	$1,850,183	$—

Principal maturities of long-term debt as of December 31, 2007 are as follows:

Year Ending December 31,	Gross	Net of Discount
2008	$11,787,878	$8,207,900
2009	912,303	912,303
2010	933,427	933,427
2011	4,453	4,453

	$13,638,061	$10,058,083

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 6 —Long Term Debt (continued)
The Company is currently in default with Hilco Financial, LLC. The Series B Preferred stock has matured effective December 27, 2007.We are currently discussing arrangements to refinance or re-structure this debt arrangement.
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

2008	$302,712
2009	297,976
2010	232,525
2011	109,165
2012	76,870
Rental expense for operating leases for the years ended December 31, 2007 and 2006 was approximately $141,004 and $52,368, respectively.
Liquidated Damages Under Registration Payment Arrangements
The Company has accrued $154,400 as additional interest expense and the liability is included in other current liabilities in the accompanying consolidated balance sheets related to expected liquidated damages that will be paid in cash or by issuance of additional common shares or warrants for common shares under various registration rights agreements related to common shares, conversion rights and warrants for common shares. The Company has not recognized any liability for the Hilco notes payable registration rights agreement which would call for liquidated damages of up to $140,000 per month as the Company believes that it has met its obligation for filing its Registration agreement. It is estimated that total damages could total approximately $1,260,000 through September 30, 2007 when the Hilco shares would become registered via Rule 144.
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
During the years ended December 31, 2007 and 2006 sales and net receivables (receivables billed, plus unbilled receivables, less billings in excess of revenues) by customers with more than 10% of revenue or the total of accounts and unbilled receivables balances were as follows:

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 8 — Concentrations (continued)
2007
No customers exceeded 10% of revenues or accounts receivable at December 31, 2007 or for the year ended December 31, 2007.
2006

Customer	Revenues		Receivables
Customer F	$511,399	18.9%	$57,949	17.4%
Customer H*	$33,689	1.2%	$209,590	62.9%

*	These accounts receivable were amounts billed prior to the completion of the contact and have an offsetting deferred income balance at period end.
For the year ended December 31, 2006 the sales revenue was earned exclusively in the State of Texas. In 2007, it is in Texas, Kentucky and Indiana.
The Company is also dependent on a limited number of suppliers for telecommunications equipment, as follows:

Concentration	Activity and Balances
Synnex	Supplies telephone equipment under the brand name Nortel Networks.
NEC	Supplies telephone equipment under the brand name NEC.
Wave Tech Plus	Supplies refurbished telephone equipment under multiple brand names.
Inter-tel	Supplies telephone equipment under the brand name Inter-tel.
Note 9 — Related Party Transactions
The Company has notes payable to officers and shareholders of the Company. The balance of these notes payable was $205,105 at December 31, 2007.
Note 10 — Income Taxes
The following table provides a reconciliation of the income tax benefit at the statutory federal rate to the actual income tax benefit for the years ended December 31, 2007 and 2006:

	2007	2006
Tax at Federal Statutory rate of 34%	$(2,586,000)	$(37,000)
State income tax, net of federal benefit	(366,000)	—
Non-deductible items and others	2,370,000	4,000
Increase in valuation allowance	582,000	33,000

Income tax benefit	$—	$—

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 10 — Income Taxes (continued)
Significant temporary differences that give rise to the deferred tax assets (liabilities) as of December 31, 2007 and 2006 are as follows:

	2007	2006
Net operating loss carryforwards for tax purposes	$762,000	$322,000
Billings in excess of revenues	337,000	77,000
Accounts receivable	(41,000)	—
Property and equipment	(5,000)	(5,000)
Goodwill	(119,000)	—
Intangible assets	68,000	—
Deferred job costs	(27,000)	(4,000)
Other	—	4,000

Net deferred tax asset before valuation allowance	975,000	394,000
Valuation allowance on deferred tax assets	(975,000)	(394,000)

Net deferred tax asset	$—	$—

As of December 31, 2007, the Company has available federal and state net operating loss carryforwards totaling approximately $2.0 million and $1.0 million, respectively. These federal and state net operating loss carryforwards expire in 2027. The Company files U. S. federal and U. S. state income tax returns. Tax returns for all years are subject to future examination by federal and state taxing authorities.
Note 11 — Cost of Sales
For the years ended December 31, 2007 and 2006, costs of sales consisted of the following:

	Year Ended
	December 31,
	2007	2006
Equipment costs	$2,583,803	$1,442,946
Contract labor	139,177	192,981
Direct labor	268,109	86,317
Sales commissions and selling costs	34,176	253,202
Other costs	148,862	39,585

	$3,174,127	$2,015,031

Note 12 — General and Administrative Expenses
For the years ended December 31, 2007 and 2006, general and administrative expenses consisted of the following:

	2007	2006
Employee compensation and benefits	$2,047,248	$817,757
Bad debt expense	30,465	—
Telephone	89,158	49,056
Travel expense	166,082	37,835
Occupancy	103,966	52,368
Professional fees	288,463	60,657
Other	664,757	85,764

	$3,390,139	$1,103,437

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 13 — Employee Benefit Plan
The Company has a 401(k) profit sharing plan (the Plan) and other employee health and benefit plans. The Plan allows all eligible employees to defer a portion of their income on a pretax basis through contributions to the Plan. The Company’s has made 401(k) matching contributions $40,094 of during 2007 and none during 2006.
The Company provides group health and other benefits to its employees through plans that cover all employees that elect to be covered. The Company’s share of group health care costs was approximately $141,654 for the year ended December 31, 2007 and $61,226 for the year ended December 31, 2006 and such amounts have been included in employee compensation and benefits expense.
Note 14 — Common Stock Purchase Agreement, Exchange Agreement, and Preferred Stock Purchase Agreement
Terms of Convertible Preferred Stock and Warrant Financing
From February 21, 2007 to April 30, 2007, the Company entered into Preferred Stock Purchase Agreements with a group of accredited investors (the “Investors”), pursuant to which the Investors purchased 2,175,322 of The Company’s series A convertible preferred stock (the “Preferred Stock”), 19,034,071 (2,719,153 pre-split) series A common stock purchase warrants (the “series A warrants”) and 19,034,071 (2,719,153 pre-split) series B common stock purchase warrants (the “series B warrants”) for an aggregate purchase price of $2,141,990 (the “Private Placement”). Of the total purchase price, $235,000 was paid through the cancellation of promissory notes due from Brookside to the investors, as discussed in more detail below. Additionally, Venture Fund II, Inc. elected to convert $250,000 of a cash consulting fee into units in the offering and such amount is included in the total purchase price.
In addition, the Company issued warrants for the purchase of common stock to placement agents that allow for cashless exercise (series C warrants).
The Preferred Stock has a fixed conversion price of $0.0571428 and the 2,175,322 shares of Preferred Stock issued in the Private Placement are initially convertible into an aggregate of 38,068,135 shares of common stock. In addition, the Preferred Stock pays an annual dividend of 8%, which is payable quarterly, at the option of The Company, either in cash or in shares of common stock at a 10% discount to The Company’s stock price.
The series A warrants have an exercise price of $0.11428 and a term of three (3) years. The series B warrants had an original exercise price of $0.22857 and a term of five (5) years. The series B warrants exercise price was reduced to $0.114 per share as a result of the USVD financing transaction. The series C warrants have an exercise price of $.0571428 and a term of three years.
The conversion price of the Preferred Stock and the exercise price of the warrants are subject to adjustment in certain instances, including the issuance by The Company of securities with a lower conversion or exercise price. The Preferred Stock is entitled to vote with the common stockholders on a common stock-equivalent basis.
In addition, The Company and the Investors entered into an Investor Rights Agreement pursuant to which The Company agreed to file, within 60 days after the closing, a registration statement covering the common stock issuable upon conversion of the Preferred Stock and exercise of the warrants. The failure of The Company to meet this schedule and other timetables provided in the Investor Rights Agreement would result in the imposition of liquidated damages. The Company recorded $25,693 during the year ended December 31, 2007 related to liquidated damages under the registration rights agreement effective as of the Exchange Transaction. As the issuance of additional warrants under the liquidated damages clause is probable, the value of the Class A Warrants expected to be issued has been accrued and included in additional paid in capital at December 31, 2007, at the grant date valuation of the shares.
Midtown Partners & Co., LLC, an NASD registered broker-dealer , served as placement agent in connection with the Preferred Stock Purchase Agreement, received an aggregate placement agent fee of $214,199 in cash and the following common stock purchase warrants:
(i)	A series A warrant to purchase 2,664,767 shares of common stock,

(ii)	A series B warrant to purchase 2,664,767 shares of common stock, and

(iii)	A series C warrant to purchase 5,329,534 shares of common stock.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 14 — Common Stock Purchase Agreement, Exchange Agreement, and Preferred Stock Purchase Agreement (continued)
In addition, previously Chris Phillips and an affiliate of his, Apogee Financial Investments, Inc., which is the sole member of Midtown Partners & Co., LLC, each loaned $50,000 to Brookside. In connection with the Exchange Transactions, they converted such bridge loans into the units offered to Investors in the Private Placement at a 25% discount to the price paid by such Investors, which was offered as an incentive for such conversion.
Accordingly, on February 21, 2007, each of Mr. Phillips and Apogee Financial Investments, Inc. received 466,667 shares of Preferred Stock and the following warrants:
(i)	a series A warrant issued to Mr. Phillips to purchase 320,831 shares of common stock,

(ii)	a series B warrant issued to Mr. Phillips to purchase 320,831 shares of common stock,

(iii)	a series A warrant issued to Apogee Financial Investments, Inc. to purchase 320,831 shares of common stock, and

(iv)	a series B warrant issued to Apogee Financial Investments, Inc. to purchase 320,831 shares of common stock.
In addition, on January 12, 2007, Apogee Financial Investments, Inc. loaned $135,000 to Brookside. In connection with the Exchange Transactions, Apogee Financial Investments, Inc. converted the loan into 135,000 units in the Private Placement. Accordingly, Apogee was issued 945,000 additional shares of Preferred Stock and the following warrants:
(i)	a series A warrant issued to Apogee Financial Investments, Inc. to purchase 1,181,250 shares of common stock, and

(ii)	a series B warrant issued to Apogee Financial Investments, Inc. to purchase 1,181,250 shares of common stock.
In addition, Apogee Consultants, Inc. received a cash fee of $122,070 for consulting and due diligence services rendered in connection with the transactions. Apogee Consultants, Inc. is not an affiliate of Apogee Financial Investments, Inc.
The conversion price of the Preferred Stock and the exercise price of the Warrants are subject to adjustment in certain instances, including the issuance by The Company of securities with a lower conversion or exercise price (which occurred as part of the USVD financings). The Series A preferred stock has voting rights equivalent to the 36,068,135 shares of common stock which it can convert. The Series A preferred shareholders also must approve any change to the Company’s articles of incorporation.
Note 15 — Acquisition of US Voice & Data, LLC
On September 26, 2007, the Company acquired all of the membership interest of USVD. The purchase price of approximately $15,429,242 was paid through a combination of common stock, cash of at closing and a seller note. Cash paid at closing was $9,938,690. The Company issued 7,000,000 shares of its common stock valued at $.335 per share on September 14, 2007. Also, the Company owes the Sellers a note payable of $2,747,934, net of original discount of $352,066 with a maturity date of June 30, 2010, and an additional amount due to Sellers of $356,160 based on a “true-up” calculation of net worth at September 14, 2007. Additionally, the Purchase Agreement provides the Sellers with the opportunity to earn additional stock or cash consideration in the form of a three-year performance based earnout.
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

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 15 — Acquisition of US Voice & Data, LLC (continued)
A summary of the acquisition is as follows:
The Acquisition of USVD was accounted for under the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair market value. The judgments made in determining the estimated fair values assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact net income. Additional direct acquisition costs were unpaid at December 31, 2007 and may be paid in 2008 and 2009, if certain revenue targets are met. No amount has been recognized for their contingent earn out as of December 31, 2007. The purchase price was allocated to the assets acquired and liabilities assumed, based on estimated fair values at the date of the acquisition. An initial allocation has been made to intangible assets, customer contracts acquired and non-compete agreements as of December 31, 2007. The value of assets and liabilities was estimated based on purchase price and future intended use.
Goodwill represents the acquisition costs in excess of the fair value of net tangible and intangible assets of the businesses purchased. This premium paid for the acquisitions is based on management’s belief that the acquired technologies, businesses and engineering talent were of strategic importance in the Company’s growth strategy. Intangible assets consist primarily of the value of intellectual property, customer relationships, non-compete agreements, trademarks and goodwill (1). Goodwill is evaluated annually for impairment, or earlier if indications of impairment exist. The determination as to whether or not goodwill or other intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting units. Changes in operating strategy and market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.
We have adopted a policy to review goodwill and indefinite-lived intangibles for impairment using a discounted cash flow approach that uses forward-looking information regarding market share, revenues and costs for the reporting unit as well as appropriate discount rates. As a result, changes in these assumptions could materially change the outcome of the reporting unit’s fair value determination in future periods, which could require a further permanent write-down of goodwill.
(1)	An initial allocation has been made to intangible assets as of the December 31, 2007. Management will determine the proper value of intangible assets acquired from USVD, Inc. and allocate any additional adjustments of the goodwill to intangible assets within the twelve months after the acquisition date.
Operating results from the acquired business is included in the condensed consolidated statements of operations from the date of acquisition.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 15 — Acquisition of US Voice & Data, LLC (continued)
A summary of the purchase price allocation is as follows:

Purchase price -
Cash paid		$9,938,690
Stock issued		2,345,000
Notes payable issued to seller, net of discount		2,747,934
Additional amount due to seller		356,160
Legal & Other Acquisition Costs		41,458

Acquisition costs		15,429,242
Net fair value of assets acquired and liabilities assumed		(1,592,873)

Excess of cost over fair value of tangible assets acquired		$13,836,369
Value assigned to customer contracts acquired		600,000

Goodwill acquired		$13,236,369

Fair value of assets acquired and liabilities assumed -	$
Cash acquired		885,859
Accounts receivable		1,975,430
Inventory and work in progress		1,865,309
Property and equipment		203,249
Other assets		69,587
Accounts payable and accrued expenses		(529,903)
Customer deposits and deferred income		(2,773,232)
Other liabilities		(103,426)

Net fair value of assets acquired and liabilities assumed		$1,592,873

In addition, the Company paid $100,000 for non-compete agreements. Amortization expense related to the intangible assets was $189,132 during the year ended December 31, 2007. The unamortized intangible assets will be amortized to expense as follows:

2008	$452,535
2009	33,333
2010	25,000

Total	$510,868

The following unaudited pro forma financial information presents the results of operations for the years ended December 31, 2007 and 2006 as if the acquisitions had occurred at the beginning of each period presented. The pro forma financial information has been adjusted for the effect of interest paid on the term loan and the reduced interest earned on cash used in the acquisition of USVD. The pro forma financial information for the combined entities has been prepared for comparative purposes only and is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of each period presented, or of future results.

	(Unaudited)
	Year ended December 31,
	2007	2006
Pro forma net revenues	$16,987,809	$15,209,869
Pro forma net income (loss)	(6,673,638)	564,363

Pro forma net income per share:
Diluted	$(0.08)	$0.01

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 15 — Acquisition of US Voice & Data, LLC (continued)
The following summarizes the financing of the USVD acquisition:
Credit Facility
The Company, through Midtown Partners & Co., LLC and LCG Capital, raised approximately $11,000,000 less fees and expenses of $1,192,000 for net cash proceeds of $9,938,690 to finance the acquisition of USVD. The financing consisted of approximately $8.0 million of senior and subordinated debt and $3.0 million of series B preferred stock. In connection therewith, the Company and its two subsidiaries, USVD and Brookside Technology Partners, entered into a Credit Agreement with Hilco Financial LLC, pursuant to which Hilco agreed to provide a $7,000,000 ($6,000,000 advanced at acquisition date) revolving line of credit, bearing interest at 15% and maturing on September 26, 2008 (the “Senior Loan”).
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
The Vicis Series B Convertible Preferred Stock must be either redeemed by the Company or acquired by a third party by December 26, 2007. The Hilco Credit Agreement prohibits any such redemption
The price adjustments are primarily related to issuance of stock, warrants or stock options at prices below the conversion or warrant prices or by dilution through stock splits or stock dividends.
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
A summary of the notes payable and warrants is as follows:
As a result of these contract provisions, the Hilco Senior Convertible Note balance at Inception (September 26, 2007) was adjusted as follows:

Notional balance of Hilco Senior Convertible Note	$6,000,000
Adjustments:
Discount for warrant issued (based on relative fair value assigned)	(4,000,227)
Discount for loan fees paid to Hilco on Note	(340,000)

Hilco Senior Convertible Note balance, net of unamortized discount at September 26, 2007	$1,659,773

Hilco Senior Convertible Note at December 31, 2007-
The Hilco Senior Convertible Note balance on the consolidated balance sheet as of December 31, 2007 is comprised of the following:

Notional balance of Hilco Senior Convertible Note at December 31, 2007	$6,397,001
Adjustments:
Unamortized discount	(3,161,071)

Hilco Senior Convertible Note balance, net of unamortized discount at December 31, 2007	$3,235,930

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 15 — Acquisition of US Voice & Data, LLC (continued)
As a result of these contract provisions, the DD Subordinated Convertible Note balance at Inception (August 31, 2007) was adjusted as follows:

Notional balance of DD Subordinated Convertible Note at August 31, 2007	$1,000,000
Adjustments:
Discount for warrant (based on relative fair value assigned)	(696,049)

DD Subordinated Convertible Note balance, net of unamortized discount at August 31, 2007	$303,951

DD Subordinated Convertible Note at December 31, 2007-
The DD Subordinated Convertible Note balance on the consolidated balance sheet as of December 31, 2007 is comprised of the following:

Notional balance of DD Subordinated Convertible Note at December 31, 2007	$1,000,000
Adjustments:
Unamortized discount	(403,577)

DD Subordinated Convertible Note balance, net of unamortized discount at December 31, 2007	$596,323

As a result of these contract provisions, the Series B Preferred stock balance at Inception (September 14, 2007) was adjusted as follows:

Notional balance of Series B Preferred stock	$3,000,000
Adjustments:
Discount for warrants issued (based on relative fair value assigned)	(2,054,995)
Discount for beneficial conversion feature (based on relative fair value assigned)	(695,005)
Discount for loan fees paid to Vicis	(250,000)

Series B Preferred Stock balance, net of unamortized discount at September 14, 2007	$—

Series B Preferred Stock at December 31, 2007-
The Series B Preferred Stock balance on the consolidated balance sheet as of December 31, 2007 is comprised of the following:

Notional balance of Series B Preferred Stock at December 31, 2007	$3,000,000
Adjustments:
Unamortized discount	—

Series B Preferred Stock balance, net of unamortized discount at December 31, 2007	$3,000,000

As a result of these contract provisions, the USVD Seller’s Note balance at Inception (September 14, 2007) was adjusted as follows:

Notional balance of USVD Seller’s Note	$3,100,000
Adjustments:
Discount for imputed interest	(352,066)

USVD Seller’s Note balance, net of unamortized discount at September 14, 2007	$2,747,934

USVD Seller’s Note at December 31, 2007-
The USVD Seller’s Note balance on the consolidated balance sheet as of December 31, 2007 is comprised of the following:

Notional balance of USVD Seller’s Note at December 31, 2007	$3,100,000
Adjustments:
Unamortized discount	(283,368)

USVD Seller’s Note balance, net of unamortized discount at December 31, 2007	$2,816,632

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 15 — Acquisition of US Voice & Data, LLC (continued)
Change in unamortized discount and loan costs of the Convertible Note -
For the year ended December 31, 2007, the discount on the above Notes changed for amortization of discounts in connection with the notes. The total discount on the Convertible Notes changed from $8,338,342 at inception to $3,848,016 at December 31, 2007, as unamortized discounts totaling $4,490,326 were amortized to expense over the terms of the notes.
The following assumptions were used in the preparation of the Warrant valuations using the Black-Scholes method, at inception (September 26, 2006), December 31, 2007 and February 13, 2007:

	Hilco Note	DD Sub Debt	Series B
Assumptions	Warrant	Warrant	Warrant
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.21%	4.21%	4.21%
Volatility	61.55%	61.55%	61.55%
Expected Term	5.00 years	5.00 years	5.00 years
The Company has 250,000,000 shares of common stock authorized and 87,900,000 shares issued and outstanding at December 31, 2007. The Company has potentially 239,368,203 shares of additional common stock assuming that all convertible debt, warrants, and options were exercised as of December 31, 2007. However, the additional shares are convertible into approximately 155,132,000 shares on a net share settlement basis at December 31, 2007. The total issued common shares and the potential common shares on a net share settlement basis total approximately 243,032,000 shares.
Note 16 — Stock-Based Compensation
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
Total compensation expense recognized for options was approximately $915,000 and $0 for the years ended December 31, 2007 and December 31, 2006, respectively.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 16 — Stock-Based Compensation (continued)
A summary of the changes in the total stock options outstanding during the nine year ended December 31, 2007 follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2006	—	$—
Granted	14,000,000	$0.186
Forfeited or expired	—	—
Exercised	—	—
Outstanding at December 31, 2007	14,000,000	$0.186
Vested and exercisable at December 31, 2007	10,500,000	$0.186
The weighted average remaining term of the options is approximately 4 years at December 31, 2007. All stock options issued in 2007 had a exercise price of $0.186 per share. The grant date fair value was approximately $0.087 per share.
The fair value of the Company’s options were estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

Year
Ended
December 31, 2006
Expected life (years)	5
Interest rate	4.7%
Dividend yield	—
Volatility	47%
Forfeiture rate	—
At December 31, 2007, there was $305,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1-5 years. There were 10,500,000 options that became vested during the year ended December 31, 2007.