Form 10-Q
period 2008-03-31
BROOKSIDE TECHNOLOGY HOLDINGS, CORP.
filed 2008-05-15
CIK 1367001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 333-133253
BROOKSIDE TECHNOLOGY HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Florida	87-0700927

State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
15500 Roosevelt Blvd, Suite 101
Clearwater, FL 33760 (Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code (727) 535-2151
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Number of shares outstanding of registrant’s class of common stock as of May 15, 2008: 90,095,106

Index

ITEM

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis or Plan of Operation

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

Item 4(T) Controls and Procedures

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

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
The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission, and any other periodic reports filed with the Securities and Exchange Commission. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in its forward-looking statements.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
As of March 31, 2008 and December 31, 2007

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$88,943	$187,846
Accounts receivable	2,268,223	2,113,675
Inventory	1,119,016	849,176
Deferred contract costs	48,347	89,922
Deferred finance charges, net of amortization	158,968	245,155
Prepaid expenses	48,707	40,954

Total current assets	3,732,204	3,526,728

Property and equipment
Office equipment	408,578	330,022
Furniture, fixtures and leasehold improvements	143,100	137,745

	551,678	467,767
Less: accumulated depreciation	(231,557)	(194,089)

Property and equipment, net	320,121	273,678

Goodwill	13,236,369	13,236,369
Intangible assets, net	352,945	510,868
Other assets	35,190	41,699

TOTAL ASSETS	$17,676,829	$17,589,342

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Accounts payable and accrued expenses	$1,367,326	$981,766
Billings in excess of revenues	1,966,441	1,776,271
Payroll liabilities	413,699	371,470
Current portion of long term debt	9,811,575	8,207,900
Other current liabilities	516,751	838,589

Total current liabilities	14,075,792	12,175,996
Long term debt, less current portion	1,835,962	1,850,183

Total liabilities	15,911,754	14,026,179

Stockholders’ equity (deficit)
Series A Convertible Preferred Stock, 2,175,322 issued and outstanding at March 31, 2008 and December 31, 2007 at 8% dividend yield. Liquidation preference of $2,315,178 at March 31, 2008 and December 31, 2007	1,742,505	1,699,000
Common stock, $.01 par value, 250,000,000 shares authorized 87,900,000 shares issued and outstanding at March 31, 2008 and December 31, 2007	87,900	87,900
Additional paid in capital	11,313,358	11,313,358
Retained deficit	(11,378,688)	(9,537,095)

Total stockholders’ equity	1,765,075	3,563,163

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,676,829	$17,589,342

See accompanying notes to unaudited consolidated financial statements.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2008 and 2007
Unaudited

	March 31,
	2008	2007
REVENUES
Installation and other services	$1,012,309	$131,132
Equipment sales	3,195,757	406,245

Total revenues	4,208,066	537,377
COST OF SALES	2,229,881	352,485

GROSS PROFIT	1,978,185	184,892

OPERATING EXPENSES
General and administrative	1,744,490	299,864
Depreciation expense	37,468	10,485

Total operating expenses	1,781,958	310,349

OTHER INCOME (EXPENSE)

Interest expense	(675,453)	(4,151)
Amortization expense	(1,322,324)	—
Other income (expenses), net	3,463	1,575

Total other income (expense)	(1,994,314)	(2,576)

LOSS BEFORE INCOME TAXES	(1,798,087)	(128,033)
Income tax benefit	—	(12,618)

NET LOSS	$(1,798,087)	$(140,651)

Preferred stock dividends	(43,506)	—

Net loss attributable to common shareholders	$(1,841,593)	$(140,651)

Loss per share: basic and fully diluted	$(0.020)	$(0.002)

Weighted average shares outstanding	87,900,000	70,388,892

See accompanying notes to unaudited consolidated financial statements.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Quarters Ended March 31, 2008 and 2007
Unaudited

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,798,087)	$(292,961)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	37,468	9,336
Amortization	1,580,400	—
Common stock issued for services	—	30,000
(Increase) decrease in:
Accounts receivable	(154,548)	999,189
Inventory	(269,840)	—
Deferred contract costs	41,575	(30,381)
Prepaid expenses	(7,753)	(16,565)
Other assets	6,509	—
Increase (decrease) in:
Accounts payable and accrued expenses	385,560	(741,836)
Bank overdraft	—	(11,413)
Accrued payroll liabilities	42,229	20,948
Billings in excess of revenues	190,170	(43,015)
Other current liabilites	(321,789)	56,490

	1,529,981	272,753

NET CASH USED IN OPERATING ACTIVITIES	(268,106)	(20,208)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(83,911)	—

NET CASH USED IN INVESTING ACTIVITIES	(83,911)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long term debt	3,862,760	51,000
Repayment of long term debt	(3,609,596)	(8,400)

NET CASH PROVIDED BY FINANCING ACTIVITIES	253,164	42,600

NET INCREASE (DECREASE) IN CASH	(98,853)	22,392
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	187,846	—

CASH AND CASH EQUIVALENTSAT END OF YEAR	$88,993	$22,392

SUPPLEMENTAL DISCLOSURE
Income taxes paid	$—	$—

Interest paid	$(9,237)	$(18,549)

Non-cash financing and investing activities
Exchange transaction fee to Venture Fund II for consulting fees, paid in preferred stock	$—	$250,000

Accrual of preferred stock dividend	$43,506	—

Payment of notes payable paid in Preferred Stock	$—	$235,000

Prepaid expense to related party for consulting fees, paid in common stock	$—	$30,000

Accrued interest added to note payable balance	$246,228	$—

See accompanying notes to unaudited consolidated financial statements.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 1 — Basis of Presentation and Nature of Business
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Brookside Technology Holdings Corp., a Florida corporation (“Company”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Form 10-KSB for the fiscal year ended December 31, 2007. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of March 31, 2008 and December 31, 2007, and the results of operations and cash flows for the quarters ended March 31, 2008 and 2007. The results of operations for the quarters ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year.
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
Background/Name Change/Redomestication
Cruisestock, Inc, (“Cruisestock”) was incorporated in September 2005 under the laws of the State of Texas. Immediately prior to February 21, 2007, it was a shell corporation with no significant operations or assets. On February 21, 2007, Cruisestock acquired all of the stock of Brookside Technology Partners, a Texas corporation, in a transaction where the shareholders of Brookside Technology Partners exchanged all of their shares for shares of common stock of Cruisestock (the “Share Exchange”). As a result, Brookside Technology Partners became a wholly owned subsidiary of Cruisestock. However, from an accounting perspective, Brookside Technology Partners was the acquirer in the Share Exchange.
Because Brookside Technology Partners was the accounting acquirer in the Share Exchange, management does not believe that it is informative or useful to compare Cruisestock’s historical results of operations with those of Brookside Technology Partners. Instead, below we discuss only Brookside Technology Partners’ results of operations and financial performance.
Subsequent to the Share Exchange, on July 6, 2007 (the “Effective Time”), Cruisestock changed its name to Brookside Technology Holdings Corp. and redomesticated into Florida. The name change and redomestication were accomplished by merging Cruisestock into a newly-formed, Florida wholly-owned subsidiary, with the subsidiary being the surviving entity (the “Redomestication”).

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 1 — Basis of Presentation and Nature of Business (continued)
Background/Name Change/Redomestication (continued)
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
Acquisition of USVD
On September 26, 2007, the Company acquired all of the membership interest of US Voice & Data, LLC, an Indiana Limited Liability Company (“USVD”) USVD, headquartered in Louisville, Kentucky, with offices in Lexington, Kentucky and Indianapolis, Indiana, is a leading regional provider of telecommunication services, including planning, design, installation and maintenance for converged voice and data systems.
Note 2 — Going Concern Uncertainties
The Company has incurred net losses during the first quarter 2008, and the years ended December 31, 2007 and 2006, and has a retained deficit of $11,378,688. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations, raise additional financing through public or private equity financings, or secure other sources of financing to fund operations. The Company has cash and cash equivalents of $88,943 and a working capital deficit of $10,343,637 at March 31, 2008. The Company used net cash in operating activities of $268,106 during the year ended December 31, 2007. The Company is currently in default on its specific covenants related to the Hilco credit agreement on its debt to Hilco of $6,649,423 and the Series B Preferred Stock matured on December 27,2007 in the amount of $3,000,000.
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
Receivables are concentrated with a small number of customers. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. There were no allowances for credit losses at March 31, 2008 and December 31, 2007.
The amounts reported for cash equivalents, receivables, accounts payable, accrued liabilities and notes payable are considered to approximate their market values based on comparable market information available at the respective balance sheet dates and their short-term nature.
Inventories
Inventories are comprised primarily of telephone systems ordered for installations, and spare parts or common parts used in telephone system installations and are stated at the lower of cost (first-in, first out) or market through the use of an inventory valuation allowance. In order to assess the ultimate realization of inventories, the Company is required to make judgments as to

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 3 — Significant Accounting Policies (continued)
Inventories (continued)
future demand requirements compared to current or committed inventory levels. Allowance requirements generally increase as the projected demand requirement decreases due to market conditions, technological and product life cycle changes.
Classification of Series B Preferred Stock as a Liability
In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150). SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company classified mandatorily redeemable series B preferred stock as a liability in the balance sheet and related accretion being charged to interest expense in the statement of operations. See Note 1 to our consolidated financial statements for more detail. The series A preferred stock is not presently redeemable and has been classified in equity in the consolidated financial statements.
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
Revenue from contracts that contain multiple elements that are not accounted for under the percentage-of-completion method are accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Revenue from these contracts is allocated to each respective element based on each element’s relative fair value, if determinable, and is recognized when the respective revenue recognition criteria for each element are fulfilled. The Company’s recognizes revenue from the equipment sales and installation services using the percentage of completion method. The services for maintaining the systems we install are sold as a stand-alone contract and treated according to the terms of the contractual arrangements then in effect. Revenue from this service is generally recognized over the term of the subscription period or the terms of the contractual arrangements then in effect. A majority of equipment sales and installation services revenues are billed in advance on a monthly basis based upon the fixed price, and are included both accounts receivable and deferred income on the accompanying balance sheets. Direct costs incurred on such contracts are deferred until the related revenue is recognized and are included in deferred contract costs on the accompanying balance sheets. The Company also provides professional services (maintenance/managed services) on a fixed price basis. These services are billed as bundles and or upon completion of the services.
Warranty Reserves
Reserves are provided for estimated warranty costs when revenue is recognized. The costs of warranty obligations are estimated based on warranty policy or applicable contractual warranty, historical experience of known product failure rates and use of materials and service delivery charges incurred in correcting product failures. Specific warranty accruals may be made if unforeseen technical problems arise. If actual experience, relative to these factors, adversely differs from these estimates,

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 3 — Significant Accounting Policies (continued)
Warranty Reserves (continued)
additional warranty expense may be required. To date the Company has not accrued for warranty costs as the telecommunications equipment is covered by original equipment manufacturer warranties and the remaining costs have not been considered material the financial statements.
Advertising
The Company recognizes advertising expenses as incurred.
Reclassifications
Certain prior year amounts have been reclassified to conform to the 2008 presentation.
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
Below is a reconciliation of the numerators and denominators of basic and diluted earnings per share for each of the following quarters:

	Quarter ended March 31,
	2008	2007
Numerators
Numerator for basic and diluted earnings per share:
Net loss attributable to common shareholders	$(1,841,593)	$(140,651)
Denominators
Denominators for basic earnings per share:	87,900,000	70,388,892
At March 31, 2007, there were no potentially dilutive securities outstanding. At March 31, 2008, there were potentially dilutive securities outstanding consisting of Series A Preferred stock, Series B Preferred Stock, convertible debt, warrants, and stock options issued to employees. The potential shares would be anti-dilutive during 2008 and as such have not been considered in the calculation of earnings per share. At March 31, 2008, the number of potentially dilutive shares, that are anti-dilutive at December 31, 2007) consists of 14,000,000 stock option shares, 2,175,322 series A preferred stock shares (exercisable into 38,068,135 common shares), 48,727,206 common shares purchase warrants issued in connection with the series A preferred stock, 3,000,000 series B shares (exercisable into 24,000,000 common shares), 24,000,000 common share purchase warrants issued in connection with the series B preferred stock, and 77,073,835 common share warrants issued in connection with the USVD acquisition debt financing.
Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations-Revised 2007. SFAS 141R provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies to business combinations where the acquisition date is on or after the beginning the first annual reporting period beginning on or after December 15, 2008. Brookside Technology Holdings Corp. is in the process of analyzing the effects SFAS 141R will have on the Company's financial statements.
In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142. The FSP amends paragraph 11(d) of SFAS No. 142 to require an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 3 — Significant Accounting Policies (continued)
The FSP also requires the following incremental disclosures for renewable intangible assets:
•	The weighted-average period prior to the next renewal or extension (whether explicit and implicit) for each major intangible asset class

•	The entity’s accounting policy for the treatment of costs incurred to renew or extend the term of a recognized intangible asset

•	For intangible asset renewed or extended during the period:
•	For entities that capitalize renewal or extension costs, the costs incurred to review or extend the asset, for each major intangible asset class

•	The weighted-average period prior to the next renewal or extension (whether explicit and implicit) for each major intangible asset class
The FSP is effective for financial statements for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. Accordingly, the FSP would not serve as a basis to change the useful life of an intangible asset that was acquired prior to the effective date (January 1, 2009 for a calendar year company). However, the incremental disclosure requirements described above would apply to all intangible assets, including those recognized in periods prior to the effective date of the FSP. The Company is currently evaluating the impact that the adoption of this FSP will have on its consolidated financial statements.
Fair Value Measurements
As described in “Adoption of New Accounting Standards,” the Company adopted SFAS No. 157 effective January 1, 2008. SFAS 157 established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. SFAS 157 does not require assets and liabilities that were previously recorded at cost to be recorded at fair value or for assets and liabilities that are already required to be disclosed at fair value, SFAS 157 introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be used for financial reporting purposes. The fair value of the Company’s financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:
Level 1quoted prices in active markets for identical assets and liabilities.
Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3—unobservable inputs.
The adoption of FAS 157 did not have an effect on the Company’s financial condition or results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of March 31, 2008, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on the guidance in SFAS 157. At March 31, 2008 all financial assets consisted of cash and cash equivalents at financial institutions in the United States.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 4 —Billings in Excess of Revenues
Billings in excess of revenues at March 31, 2008 and December 31, 2007 consisted of the following:

	Quarter ended	Year Ended
	March 31,	December 31,
	2008	2007
Customer deposits and deferred income on installation contracts	$843,193	$718,574
Deferred revenue on maintenance contracts	1,123,248	1,057,697

	$1,966,441	$1,776,271

Note 5 —Long Term Debt
Long term debt as of March 31, 2008 and December 31, 2007 consisted of the following:

	March 31	December 31,
	2008	2007
Note payable to an individual, unsecured, accruing interest at 2% per annum, with monthly payments of $5,215 due September 1, 2010.	138,161	153,066
Note payable to executive officers and shareholders, unsecured, accruing interest at 0% per annum, due in installments over 3 years with a maturity date of June 30, 2010, less unamortized discount of $231,479.	2,868,521	2,816,632
Notes payable to an individual, unsecured, accruing interest at 7% per annum, with monthly payments of $1,130 due May 1, 2011.	38,400	40,361
Note payable to executive officer and shareholders, unsecured, accruing interest at 7% per annum, with monthly payments of $1,343, due September 1, 2009.	27,092	28,558
Notes payable to shareholder, unsecured, accruing interest at 7% per annum, with monthly payments of $6,432 due June 1, 2010.	160,246	176,547
Notes payable to Hilco Financial, LLC, secured by all assets of the Company, accruing interest at 15% per annum, principal and accrued interest due in full September 26, 2008. Principal amount due of $6,649,423, less unamortized discount of $2,054,713. In default of specific covenants related to credit agreement at March 31, 2008.	4,594,710	3,235,930
Series B Preferred Stock issued to Vicis Capital, unsecured, accruing interest at 16% per annum, matured on December 27, 2007.	3,000,000	3,000,000
Notes payable to Dynamic Decisions Strategic Opportunities, unsecured, accruing interest at 10% per annum, total principal and accrued interest due September 26, 2008. Less unamortized discount of $225,632.	774,368	596,323
Secured notes payable to Huntington Bank, accruing interest at a prime rate plus 3.73% with monthly payments of $383, with a maturity date of March 28, 2009. Note is secured by a vehicle.	11,645	10,666
Secured notes payable to NEC Financial Services, accruing interest at 11.25% with monthly payments of $1,128, with a maturity date of February 25, 2011. Note is secured by testing equipment.	34,394	—

Total long term debt	11,647,537	10,058,083
Less current portion	(9,811,575)	(8,207,900)

Long term portion	$1,835,962	$1,850,183

Principal maturities of long-term debt as of December 31, 2007 are as follows:

Year Ending December 31,	Gross	Net of Discount

2008	$12,286,101	$9,775,341
2009	917,712	917,712
2010	948,892	948,892
2011	5,592	5,592

	$14,158,297	$11,647,537

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 5 —Long Term Debt (continued)
The Company is currently in default with Hilco Financial, LLC. The Series B Preferred stock has matured effective December 27, 2007. The Company is currently discussing arrangements to refinance or re-structure this debt arrangement.
Note 6 — Commitments and Contingencies
Leases
On July 26, 2007, the Company entered into a 31 month lease for its Austin operations under a lease classified as an operating lease. Effective September 26, 2007, the Company assumed current operating leases for the three offices leased by USVD. On October 15, 2007, the Company entered into a 60 month lease for its headquarters in Clearwater, Florida effective December 1, 2007. Minimum lease obligations are as follows:

2008	$302,712
2009	297,976
2010	232,525
2011	109,165
2012	76,870
Rental expense for operating leases for the quarters ended March 31, 2008 and 2007, was approximately $108,000 and $6,000, respectively.
Liquidated Damages Under Registration Payment Arrangements
The Company has accrued $154,400 as additional interest expense and the liability is included in other current liabilities in the accompanying consolidated balance sheets for March 31, 2008 and December 31, 2007 related to expected liquidated damages that will be paid in cash or by issuance of additional common shares or warrants for common shares under various registration rights agreements related to common shares, conversion rights and warrants for common shares. The Company has not recognized any liability for the Hilco notes payable registration rights agreement, which would call for liquidated damages of up to $140,000 per month, as the Company believes that it has met its obligation for filing its Registration agreement. It is estimated that total damages could total approximately $1,260,000 through September 30, 2007 when the Hilco shares would become registered via Rule 144.
Litigation
The Company is not involved in any claims or legal actions, other than those that arise in the normal course of business.
Risk Management
The Company maintains various forms of insurance that the Company’s management believes are adequate to reduce the exposure to property and general liability risks to an acceptable level.
Note 7 — Related Party Transactions
The Company has notes payable to officers and shareholders of the Company. The balance of these notes payable was $187,338 at March 31, 2008.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 8 — Cost of Sales
For the quarters ended March 31, 2008 and 2007, costs of sales consisted of the following:

	Quarter ended March 31,
	2008	2007
Equipment costs	$1,860,646	310,205
Contract labor	78,211	25,299
Direct labor	231,208	—
Sales commissions and selling costs Selling costs	3,435	1,922
Other costs	56,381	15,059

	$2,229,881	$352,485

Note 9 — General and Administrative Expenses
For the quarters ended March 31, 2008 and 2007, general and administrative expenses consisted of the following:

	2008	2007
Employee compensation and benefits	$776,352	$218,019
Bad debt expense	676	—
Telephone	43,003	8,521
Travel expense	26,070	11,630
Occupancy	107,851	4,931
Professional fees	138,816	6,747
Other	651,722	50,016

	$1,744,490	$299,864

Note 10 — Employee Benefit Plan
The Company has a 401(k) profit sharing plan (the Plan) and other employee health and benefit plans. The Plan allows all eligible employees to defer a portion of their income on a pretax basis through contributions to the Plan. The Company has made 401(k) matching contributions of $1,251 and $0 for the quarters ended March 31, 2008 and 2007, respectively.
The Company provides group health and other benefits to its employees through plans that cover all employees that elect to be covered. The Company’s share of group health care costs was approximately $142,000 for the quarter ended March 31, 2008 and $11,000 for the quarter ended March 31, 2007 and such amounts have been included in employee compensation and benefits expense.
Note 11 — Acquisition of US Voice & Data, LLC
On September 26, 2007, the Company acquired all of the membership interest of USVD. The purchase price of $15,429,242 was paid through a combination of common stock, cash at closing and a seller note. Cash paid at closing was $9,938,690. The Company issued 7,000,000 shares of its common stock valued at $.335 per share on September 14, 2007. Also, the Company owes the Sellers a note payable of $3,100,000 with a maturity date of June 30, 2010, and an additional amount paid to Sellers of $356,160 in February 2008 based on a “true-up” calculation of net worth at September 14, 2007. Additionally, the Purchase Agreement provides the Sellers with the opportunity to earn additional stock or cash consideration in the form of a three-year performance based earnout.
Additionally, the Company caused USVD, its new subsidiary, to enter into employment agreements with Michael P. Fischer and M. Scott Diamond, with initial terms of three years, pursuant to which they will serve as USVD’s CEO and COO, respectively. The employment agreements contain standard terms and provisions, including non competition and confidentiality provisions, provisions relating to early termination and constructive termination, and provide for an annual base salary and certain standard benefits.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 11 — Acquisition of US Voice & Data, LLC (continued)
A summary of the acquisition is as follows:
The Acquisition of USVD was accounted for under the purchase method of accounting that requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair market value. The judgments made in determining the estimated fair values assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact net income. Additional direct acquisition costs were unpaid at March 31, 2008 and may be paid in 2008 and 2009, if certain revenue targets are met. No amount has been recognized for their contingent earn out as of March 31, 2008. The purchase price was allocated to the assets acquired and liabilities assumed, based on estimated fair values at the date of the acquisition.
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
(1)	An initial allocation has been made to intangible assets as of the March 31, 2008. Management will determine the proper value of intangible assets acquired from USVD, Inc. and allocate any additional adjustments of the goodwill to intangible assets within the twelve months after the acquisition date.
Operating results from the acquired business is included in the condensed consolidated statements of operations from the date of acquisition. A summary of the purchase price allocation is as follows:

Purchase price -
Cash paid	$9,938,690
Stock issued	2,345,000
Notes payable issued to seller, net of discount	2,747,934
Additional amount due to seller	356,160
Legal & other acquisition costs	41,458
Acquisition costs	15,429,242

Net fair value of assets acquired and liabilities assumed	(1,592,873)
Excess of cost over fair value of tangible assets acquired	$13,836,369

Value assigned to customer contracts acquired	600,000

Goodwill acquired	$13,236,369

Fair value of assets acquired and liabilities assumed -
Cash acquired	$885,859
Accounts receivable	1,975,430
Inventory and work in progress	1,865,309
Property and equipment	203,249
Other assets	69,587
Accounts payable and accrued expenses	(529,903)
Customer deposits and deferred income	(2,773,232)
Other liabilities	(103,426)

Net fair value of assets acquired and liabilities assumed	$1,592,873

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 11 — Acquisition of US Voice & Data, LLC (continued)
In addition, the Company paid $100,000 for non-compete agreements. Amortization expense related to the intangible assets was $189,132 during the year ended December 31, 2007, and $157,923 for the quarter ended March 31, 2008. The unamortized intangible assets will be amortized to expense as follows:

2008	$452,535
2009	33,333
2010	25,000

Total	$510,868
The following unaudited pro forma financial information presents the results of operations for the quarters ended March 31, 2008 and 2007 as if the acquisitions had occurred at the beginning of each period presented. The pro forma financial information has been adjusted for the effect of interest paid on the term loan and the reduced interest earned on cash used in the acquisition of USVD. The pro forma financial information for the combined entities has been prepared for comparative purposes only and is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of each period presented, or of future results.

	Quarter ended March 31,
	2008	2007
Pro forma net revenues	$4,208,066	$5,007,378
Pro forma net income (loss)	(1,798,087)	186,827

Pro forma net income per share:
Diluted	$(0.02)	$0.02

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
The Vicis Series B Convertible Preferred Stock must be either redeemed by the Company or acquired by a third party by December 26, 2007. The Hilco Credit Agreement prohibits any such redemption. The price adjustments are primarily related to issuance of stock, warrants or stock options at prices below the conversion or warrant prices or by dilution through stock splits or stock dividends. Since this redemption date has passed, Vicis has been earning accrued interest of 16% per annum on the Series B Convertible Preferred Stock. The Company is currently negotiating with Vicis to restructure this arrangement.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 11 — Acquisition of US Voice & Data, LLC (continued)
Credit Facility (continued)
Warrants Issued in Connection with Financing:
In connection with the foregoing financing of the acquisition of USVD, the Company granted (a) Vicis a warrant to purchase 24,000,000 shares of common stock of the Company at an exercise price of $0.125 per share; (b) Hilco Financial LLC a warrant to purchase 61,273,835 shares of common stock of the Company at an exercise price of $0.137 per share; (c) DD Growth Premium Fund a warrant to purchase 10,000,000 shares of common stock of the Company at an exercise price of $0.114 per share; and (d) Midtown Partners & Co. a warrant to purchase 4,800,000 shares of common stock of the Company at an exercise price of $0.125 per share and a warrant to purchase 1,000,000 shares of common stock of the Company at an exercise price of $0.114.
A summary of the notes payable and warrants is as follows:
As a result of these contract provisions, the Hilco Senior Convertible Note balance at Inception (September 26, 2007) was adjusted as follows:

Notional balance of Hilco Senior Convertible Note	$6,000,000
Adjustments:
Discount for warrant issued (based on relative fair value assigned)	(4,000,227)
Discount for loan fees paid to Hilco on Note	(340,000)

Hilco Senior Convertible Note balance, net of unamortized discount at September 26, 2007	$1,659,773

Hilco Senior Convertible Note at March 31, 2008-
The Hilco Senior Convertible Note balance on the consolidated balance sheet as of March 31, 2008 is comprised of the following:

Notional balance of Hilco Senior Convertible Note at March 31, 2008	$6,649,423
Adjustments:
Unamortized discount	(2,054,713)

Hilco Senior Convertible Note balance, net of unamortized discount at March 31, 2008	$4,594,710

As a result of these contract provisions, the DD Subordinated Convertible Note balance at Inception (August 31, 2007) was adjusted as follows:

Notional balance of DD Subordinated Convertible Note at August 31, 2007	$1,000,000
Adjustments:
Discount for warrant (based on relative fair value assigned)	(696,049)

DD Subordinated Convertible Note balance, net of unamortized discount at August 31, 2007	$303,951

DD Subordinated Convertible Note at March 31, 2008 -
The DD Subordinated Convertible Note balance on the consolidated balance sheet as of March 31, 2008 is comprised of the following:

Notional balance of DD Subordinated Convertible Note at March 31, 2008	$1,000,000
Adjustments:
Unamortized discount	(225,632)

DD Subordinated Convertible Note balance, net of unamortized discount at March 31, 2008	$774,368

As a result of these contract provisions, the Series B Preferred stock balance at Inception (September 14, 2007) was adjusted as follows:

Notional balance of Series B Preferred stock	$3,000,000
Adjustments:
Discount for warrants issued (based on relative fair value assigned)	(2,054,995)
Discount for beneficial conversion feature (based on relative fair value assigned)	(695,005)
Discount for loan fees paid to Vicis	(250,000)

Series B Preferred Stock balance, net of unamortized discount at September 14, 2007	$—

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 11 — Acquisition of US Voice & Data, LLC (continued)
Credit Facility (continued)
Series B Preferred Stock at March 31, 2008-
The Series B Preferred Stock balance on the consolidated balance sheet as of March 31, 2008 is comprised of the following:

Notional balance of Series B Preferred Stock at March 31, 2008	$3,000,000
Adjustments:
Unamortized discount	—

Series B Preferred Stock balance, net of unamortized discount at March 31, 2008	$3,000,000

As a result of these contract provisions, the USVD Seller’s Note balance at Inception (September 14, 2007) was adjusted as follows:

Notional balance of USVD Seller’s Note	$3,100,000
Adjustments:
Discount for imputed interest	(352,066)

USVD Seller’s Note balance, net of unamortized discount at September 14, 2007	$2,747,934

USVD Seller’s Note at March 31, 2008-
The USVD Seller’s Note balance on the consolidated balance sheet as of March 31, 2008 is comprised of the following:

Notional balance of USVD Seller’s Note at March 31, 2008	$3,100,000
Adjustments:
Unamortized discount	(231,479)

USVD Seller’s Note balance, net of unamortized discount at March 31, 2008	$2,868,521

Change in unamortized discount and loan costs of the Convertible Note -
For the quarter ended March 31, 2008, the discount on the above Notes changed for amortization of discounts in connection with the notes. The total discount on the Convertible Notes changed from $8,338,342 at inception to $3,848,016 at December 31, 2007, then to $2,511,825 at March 31, 2008. Unamortized discounts totaling $4,490,326 were amortized to expense over the terms of the notes during the year ended 2007, and $1,336,191 were amortized to expense during the quarter ended March 31, 2008.
The following assumptions were used in the preparation of the Warrant valuations using the Black-Scholes method, at inception (September 26, 2006), December 31, 2007 and February 13, 2007:

	Hilco Note	DD Sub Debt	Series B
Assumptions	Warrant	Warrant	Warrant
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.21%	4.21%	4.21%
Volatility	61.55%	61.55%	61.55%
Expected Term	5 years	5 years	5 years
The Company has 250,000,000 shares of common stock authorized and 87,900,000 shares issued and outstanding at March 31, 2008. The Company has potentially 239,368,203 shares of additional common stock assuming that all convertible debt, warrants, and options were exercised as of December 31, 2007. However, the additional shares are convertible into approximately 155,132,000 shares on a net share settlement basis at March 31, 2008. The total issued common shares and the potential common shares on a net share settlement basis total approximately 243,032,000 shares.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 12 — Stock-Based Compensation
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
There was no compensation expense recognized for options for the quarters ended March 31, 2008 and December 31, 2007.
A summary of the changes in the total stock options outstanding during the quarter ended March 31, 2008 follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2007	14,000,000	$0.186
Granted	—	—
Forfeited or expired	—	—
Exercised	—	—
Outstanding at March 31, 2008	14,000,000	$0.186
Vested and exercisable at March 31, 2008	10,500,000	$0.186
The weighted average remaining term of the options is approximately 4 years at March 31, 2008. All stock options issued in 2007 had a exercise price of $0.186 per share. The grant date fair value was approximately $0.087 per share.
At March 31, 2008, there was $305,000 of total unrecognized compensation cost related to non-vested stock option awards which are expected to be recognized over a weighted-average period of 1-5 years.

Item 2. Management’s Discussion and Analysis or Plan of Operations
The information presented in this section should be read in conjunction with our audited financial statements and related notes for the periods ended December 31, 2007 and 2006 included in our Form 10-KSB, as filed with the Securities and Exchange Commission, as well as the information contained in the financial statements, including the notes thereto, appearing in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” of our Form 10-KSB for the year ended December 31, 2007, and elsewhere in this report.
General
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
In this Quarterly Report, whenever we refer to per share data, we are referring to shares outstanding after the Share Exchange and stock split.
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
Headquartered in Louisville, Kentucky, USVD is a leading regional provider of telecommunication services including planning, design, installation and maintenance for the converged voice and data systems. USVD serves the Kentucky and southern Indiana markets, operating out of offices in Louisville, Lexington and Indianapolis. USVD combines technical expertise in a range of communications products, including IP-enabled platforms, wired and wireless IP and digital endpoints and leading edge communications applications to create converged voice, video and data networks that help businesses increase efficiency and optimize revenue opportunities, critical for success in today’s competitive business environment. The sale of new systems, built on either Inter-Tel or NEC platforms, is the backbone of USVD’s business, typically accounting for approximately 65% of USVD’s revenue. USVD has a diverse customer base of approximately 2,400 accounts. USVD’s target market is in the 5-1,000 seat range, although it has the technical capabilities to service much larger accounts. USVD’s largest concentration of accounts is the 50-150 seat range. The customer base is also diversified by industry, although USVD has several clients in the medical, finance and banking, and educational verticals, many of these being multi-site locations.
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
Quarter Ended March 31, 2008 compared to Quarter Ended March 31, 2007.
Revenues, Cost of Sales and Gross Margins
Total revenues from operations for quarter ended March 31, 2008 were $4,208,066 compared to $537,377 reported for the same period in 2007, representing an increase of $3,670,689 or 683%. This increase in revenues is primarily due to acquisition of US Voice & Data, LLC (“USVD”), which accounted for $3,735,243 of the increase, partially offset by the decrease in sales for Brookside Technology Partners of $64,554.
Cost of sales was $2,229,881 for the quarter ended March 31, 2008 compared to $352,485 for the quarter ended March 31, 2007, an increase of $1,877,396 or 533%. This increase in cost of sales is due to the acquisition of USVD, which accounted for $1,889,920 of the increase, partially offset by a decrease in cost of sales at Brookside Technology Partners. As a percentage of sales, cost of sales was 53% and 66% for the quarter ended March 31, 2008 and 2007, respectively. This decrease primarily due to increased profit margin realized on sales consummated in the first quarter 2008 versus the comparative period in 2007. This improvement in cost of sales as a percentage of sales is primarily attributable to the Company’s focus on higher margin, non-governmental business during the first quarter ended March 31, 2008.

Our gross margin was 47.0% for the quarter ended March 31, 2008 compared to 34.4% for the quarter ended March 31, 2007. The increase in gross margin percentage is due primarily to the Company’s focus on higher margin, non-governmental business during the first quarter ended March 31, 2008.
General and Administrative Expenses
General and administrative expenses were $1,744,490 and $299,864 for the quarter ended March 31, 2008 and 2007, respectively. This represented an increase of $1,444,626. This increase in General and administrative expenses in 2008 was due primarily to the acquisition of USVD, which accounted for $1,157,000 of the increase. The remaining increase was due to the hiring of executive management in March and April of 2007.
Rental expense for operating leases during the quarters ended March 31, 2008 and 2007 was $107,851 and $11,000, respectively. This represented an increase of $96,851. The increase of $79,973 for the three months ended March 31, 2008 is due to the acquisition of USVD. The Company also entered into a lease to rent out approximately 5,500 square feet of office space in Austin Texas in July 2007, as well as 2,000 square feet of office space in Clearwater, Florida in December 2007.
On July 26, 2007, the Company entered into a 31 month lease for its Austin operations under a lease classified as an operating lease. Effective September 26, 2007, the Company assumed current operating leases for the three offices leased by USVD. On October 15, 2007, the Company entered into a 60 month lease for its headquarters in Clearwater, Florida effective December 1, 2007.
Amortization Expense
The Company recognized $1,322,324 of amortization expense for the quarter ending March 31, 2008 related to the accounting treatment of the warrants issued and allocation of beneficial conversion in connection with the debt financing for the acquisition of USVD. There was no such expense for the comparable period in 2007.
Interest Expense
Interest expense was $675,453 and $4,151 for the quarters ended March 31, 2008 and 2007, respectively. The increase is due primarily to the additional debt incurred with the acquisition of USVD, as well as the amortization of discounts associated with this debt of $258,076.
Net Profit/Net Loss from Operations
We realized a net loss from operations of $1,798,087 for the quarter ended March 31, 2008 compared to a net loss from operations of $128,033 for the quarter ended March 31, 2007. This decrease in income from operations is primarily due to the amortization expense of $1,322,324 for the quarter and the increase in interest expense of $671,302 for the quarter ended March 31, 2008.
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
Subsequent to the Private Placement, the Company acquired USVD In order to fund the acquisition, the Company, through Midtown Partners & Co., LLC and LCG Capital, raised approximately $11,000,000 less fees and expenses of $1,192,000 for net cash proceeds of $9,808,000 to finance the acquisition of USVD. The financing consisted of approximately $8.0 million of senior and subordinated debt and $3.0 million of series B preferred stock. In connection therewith, the Company and its two subsidiaries, USVD and Brookside Technology Partners, entered into a Credit Agreement with Hilco Financial LLC, pursuant to which Hilco agreed to provide a $7,000,000 revolving line of credit, bearing interest at 15% and maturing on September 26, 2008 (the “Senior Loan”). This note will need to be refinanced prior to the maturity date of September 26, 2008. There can be no assurances that we will be able to obtain such financing. In accordance with terms of this credit facility, we are required to submit to Hilco our cash availability pursuant to a borrowing base certificate (“BBC”). This BBC calculates availability based on the eligible accounts receivable and inventory each week. Since our availability is dependant upon our eligible accounts receivable and inventory, our room on this line has been at near the limit each week. There can be no assurances that we will generate sufficient availability under this arrangement to provide adequate financing to fund our business strategy. Failure to due so will have a severe adverse affect on the Company.
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
If we are not able to refinance our debt, then we will be in default with our Lenders. This will restrict our access to cash. The Lenders will have the authority to call the notes payable and also take control of our assets. There can be no assurances that we will be able to obtain such financing. Also, if we fail to obtain such financing, we will not be able to implement our growth strategy and may not be able to continue as a going concern. We incurred net losses during the nine months ended March 31, 2008 and for the years ended 2006, 2005 and 2004. Our current and past losses raise doubt about our ability to continue as a going concern.
In connection with the forgoing, the Company granted (a) Vicis a warrant to purchase 24,000,000 shares of common stock of the Company at an exercise price of $0.125 per share; (b) Hilco Financial LLC a warrant to purchase 61,273,835 shares of common stock of the Company at an exercise price of $0.137 per share; (c) DD Growth Premium Fund a warrant to purchase 10,000,000 shares of common stock of the Company at an exercise price of $0.114 per share; and (d) Midtown Partners & Co. a warrant to purchase 4,800,000 shares of common stock of the Company at an exercise price of $0.125 and a warrant to purchase 1,000,000 shares of the Company at an exercise price of $0.114 per share.
The Company has incurred net losses during the three months ended March 31, 2008, and the years ended December 31, 2007. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations, raise additional financing through public or private equity financings, or secure other sources of financing to fund operations. The Company has cash and cash equivalents of $88,943 and a working capital deficit of $10,343,637 at March 31, 2008. The Company had net cash used in operating activities of $268,106 during the three months ended March 31, 2008.
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
Revenue from contracts that contain multiple elements that are not accounted for under the percentage-of-completion method are accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Revenue from these contracts is allocated to each respective element based on each element’s relative fair value, if determinable, and is recognized when the respective revenue recognition criteria for each element are fulfilled. The Company’s recognizes revenue from the equipment sales and installation services using the percentage of completion method. The services for maintaining the systems we install are sold as a stand-alone contract and treated according to the terms of the contractual arrangements then in effect. Revenue from this service is generally recognized over the term of the subscription period or the terms of the contractual arrangements then in effect. A majority of equipment sales and installation services revenues are billed in advance on a monthly basis based upon the fixed price, and are included both accounts receivable and deferred income on the accompanying balance sheets. Direct costs incurred on such contracts are deferred until the related revenue is recognized and are included in deferred contract costs on the accompanying balance sheets. The Company also provides professional services (maintenance/managed services) on a fixed price basis. These services are billed as bundles and or upon completion of the services.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 3.
Item 4T. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended March 31, 2008, the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2008 to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting
During the most recent quarter ended March 31, 2008, the Company hired accounting consultants to augment its accounting staff and accounting and reporting capabilities. Management believes these are material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The information required by this Item 2 was previously disclosed and included in Current Reports on Form 8-K filed by the Company.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders {{ Renumber items per 10-Q}}
None.
Item 5. Other Information
None.
Item 6. EXHIBITS
Exhibit 31.1 — Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 31.2 — Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

Dated: May 15, 2008