Form 10-Q
period 2008-06-30
BROOKSIDE TECHNOLOGY HOLDINGS, CORP.
filed 2008-08-14
CIK 1367001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number 333-133253
BROOKSIDE TECHNOLOGY HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Florida	20-3634227

State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)
15500 Roosevelt Blvd, Suite 101
Clearwater, FL 33760
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code (727) 535-2151
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
Number of shares outstanding of registrant’s class of common stock as of August 15, 2008: 96,404,745

Index

ITEM

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis or Plan of Operation	24
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29
Item 4.	Controls and Procedures
Item 4(T)	Controls and Procedures	29

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Submission of Matters to a Vote of Securities Holders	31
Item 5.	Other Information	31
Item 6.	Exhibits	31
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

BROOKSIDE TECHNOLOGY PARTNERS, INC
BALANCE SHEETS
As of June 30, 2008 and December 31, 2007

	June 30, 2008	December 31,
	(Unaudited)	2007
ASSETS
Current assets
Cash and cash equivalents	$233,819	$187,846
Accounts receivable, net	2,828,224	2,113,675
Inventory	1,132,807	849,176
Deferred contract costs	90,484	89,922
Deferred finance charges, net of amortization	70,865	245,155
Prepaid expenses	64,654	40,954

Total current assets	4,420,853	3,526,728

Property and equipment
Office equipment	408,579	330,022
Furniture, fixtures and leasehold improvements	143,100	137,745

	551,679	467,767
Less: accumulated depreciation	(260,898)	(194,089)

Property and equipment, net	290,781	273,678

Goodwill	13,236,369	13,236,369
Intangible assets, net	195,022	510,868
Deposits and other assets	96,117	41,699

TOTAL ASSETS	$18,239,142	$17,589,342

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Accounts payable and accrued expenses	$1,736,390	$981,766
Billings in excess of revenues	1,986,199	1,776,271
Payroll liabilities	391,636	371,470
Current portion of long term debt	12,361,135	8,207,900
Other current liabilities	723,885	838,589

Total current liabilities	17,199,245	12,175,996

Long term debt, less current portion	1,044,607	1,850,183

Total liabilities	18,243,852	14,026,179

Stockholders’ equity (deficit)
Series A Convertible Preferred Stock, 1,850,332 and 2,175,322 issued and outstanding at June 30, 2008 and December 31, 2007, respectively, at 8% dividend yield. Liquidation preference of $2,271,672 and $2,315,178 at June 30, 2008 and December 31, 2007, respectively.	1,522,607	1,699,000
Common stock, $.01 par value, 250,000,000 shares authorized, 93,845,000 and 87,900,000 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	93,845	87,900
Additional paid in capital	11,683,241	11,313,358
Retained deficit	(13,304,403)	(9,537,095)

Total stockholders’ equity (deficit)	(4,710)	3,563,163

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$18,239,142	$17,589,342

See accompanying notes and independent auditors’ report.

BROOKSIDE TECHNOLOGY PARTNERS, INC
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2008 and 2007

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Installation and other services	$1,335,230	$178,894	$2,347,539	$310,026
Equipment sales	3,198,217	285,168	6,393,974	691,413

Total revenues	4,533,447	464,062	8,741,513	1,001,439

COST OF SALES	2,250,924	239,162	4,480,805	591,648

GROSS PROFIT	2,282,523	224,900	4,260,708	409,791

OPERATING EXPENSES
General and administrative	2,000,996	493,404	3,745,486	793,268
Stock Compensation Expense	115,500	915,000	115,500	915,000
Depreciation expense	29,341	11,091	66,809	21,576

Total operating expenses	2,145,837	1,419,495	3,927,795	1,729,844

OTHER INCOME (EXPENSE)
Interest expense	(664,130)	(22,406)	(1,339,583)	(26,557)
Amortization expense	(1,348,200)	—	(2,670,524)	—
Other income (expenses), net	408	(49)	3,871	1,526

Total other income (expense)	(2,011,922)	(22,455)	(4,006,236)	(25,031)

LOSS BEFORE INCOME TAXES	(1,875,236)	(1,217,050)	(3,673,323)	(1,345,084)

Income tax benefit	—	—	—	—

NET LOSS	$(1,875,236)	$(1,217,050)	$(3,673,323)	$(1,345,084)

Preferred stock dividends	(40,430)	(39,265)	(83,936)	(52,844)

Net loss attributable to common shareholders	$(1,915,666)	$(1,256,315)	$(3,757,259)	$(1,397,928)

Loss per share—basic and fully diluted	$(0.021)	$(0.016)	$(0.042)	$(0.019)

Weighted average shares outstandings	90,714,185	80,500,000	89,307,092	75,472,376

See accompanying notes and independent auditors’ report.

BROOKSIDE TECHNOLOGY PARTNERS, INC
STATEMENTS OF CASH FLOWS
For the Six Months June 30, 2008 and 2007

	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,673,323)	$(1,345,084)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	66,809	21,576
Amortization	2,670,524	—
Non-cash interest expense	518,069	—
Stock based compensation	115,500	915,000
(Increase) decrease in:
Accounts receivable	(714,549)	5,039
Inventory	(283,631)	—
Deferred contract costs	(526)	10,883
Prepaid expenses	(23,700)	(19,618)
Deposits and other assets	(54,418)	(1,500)
Increase (decrease)in:
Accounts payable and accrued expenses	754,624	(107,916)
Accrued payroll liabilities	20,166	12,454
Billings in excess of revenues	209,928	(159,784)
Other current liabilities	(59,790)	(38,559)

	3,219,006	637,575

NET CASH USED IN OPERATING ACTIVITIES	(454,317)	(707,509)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(83,912)	(35,304)
Deposits and other assets related to possible acquisition	(65,000)	(276,130)

NET CASH USED IN INVESTING ACTIVITIES	(148,912)	(311,434)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long term debt	6,958,275	135,000
Proceeds from issuance of series A preferred Stock net of issuance costs of $376,653	—	1,280,337
Cash paid for fees in conjunction with the Share Exchange	—	(293,963)
Repayment of long term debt	(6,309,073)	(28,861)

NET CASH PROVIDED BY FINANCING ACTIVITIES	649,202	1,092,513

NET INCREASE (DECREASE) IN CASH	45,973	73,570

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	187,846	35,666

CASH AND CASH EQUIVALENTS AT END OF YEAR	$233,819	$109,236

SUPPLEMENTAL DISCLOSURE

Income taxes paid	$(364,690)	$—

Interest paid	$(17,147)	$(22,406)

Non-cash financing and investing activities
Exchange Transaction fee to Venture Fund II for consulting fees, paid in preferred stock	$—	$250,000

Accrual of preferred stock dividend	$83,936	52,844

Payment of notes payable paid in Preferred Stock	$—	$235,000

Accrued interest added to note payable balance	$503,893	$46,556

Conversion of series A preferred stock to Common stock	$260,328	$—

See accompanying notes

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 1 — Basis of Presentation and Nature of Business
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Brookside Technology Holdings Corp., a Florida corporation (“Company”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Form 10-KSB for the fiscal year ended December 31, 2007. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of June 30, 2008 and December 31, 2007, and the results of operations and cash flows for the quarters and six months ended June 30, 2008 and 2007. The results of operations for the quarters and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year.
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
Brookside Technolgy Partners and USVD combine technical expertise in a range of communications products, including IP-enabled platforms, wired and wireless IP and digital endpoints and leading edge communications applications to create converged voice, video and data networks that help businesses increase efficiency and optimize revenue opportunities, critical for success in today’s competitive business environment. The sale of new systems, built on either Mitel/Inter-Tel, Nortel or NEC platforms, is the backbone of the business, typically accounting for approximately 65% of the Company’s revenue.
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
Vicis Equity Infusion
On July 3, 2008, Brookside Technology Holdings Corp. (the “Company”) entered into a Securities Purchase Agreement (the “Vicis Agreement”) with Vicis Capital Master Fund, a sub-trust of Vicis Capital Series Master Trust (“Vicis”), pursuant to which Vicis acquired (a) 2,500,000 shares of Series A Convertible Preferred Stock (“Series A Stock”); and (b) a warrant (the “Warrant”) to purchase 250,000,000 shares of common stock of the Company at $0.03 per share (the “Exercise Price”), for an aggregate purchase price of $2,500,000 (“Vicis Equity Infusion”). Furthermore, pursuant to the Vicis Agreement, all of 3,000,000 shares of the Company’s Series B Convertible Preferred Stock (“Series B Stock”) previously owned by Vicis were converted into 3,000,000 shares of Series A Stock. Accordingly, the Company no longer has any outstanding shares of Series B Stock. The Exercise Price is subject to a price adjustment from time to time upon the occurrence of certain events set forth in the Warrant.
In connection with the foregoing equity infusion, Vicis also purchased and assumed from Hilco Financial, LLC (“Hilco”), and Hilco assigned to Vicis, all credit agreements, loans and promissory notes under which Hilco had loaned money to the Company. The Company consented to such assignments. In connection with such assignments, Hilco transferred to Vicis their warrants to purchase 61,273,835 shares, of common stock of the Company.
The Warrant and Series A Stock each contain provisions that limit their holders ability to exercise and convert, as applicable, the Warrant and Series A Stock to the extent that, after such conversion/exercise, the sum of the number of shares of common stock beneficially owned by the holder would result in beneficial ownership by any holder and its affiliates of more than 4.99% of the outstanding shares of common stock.
As a result of Vicis equity infusion described above, the exercise price of all of the Company’s outstanding warrants, including the warrants transferred to Vicis from Hilco, has been reset to $0.03 pursuant to the price protection provisions of those warrants. Additionally, the conversion price of all outstanding shares of Series A Stock, including those previously owned by Vicis, has been reset to $0.03 pursuant to the price protection provisions of the Series A Stock.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 2 — Going Concern Uncertainties
The Company has incurred net losses during the first six months of 2008, and the years ended December 31, 2007 and 2006. As of June 30, 2008 the Company has a retained deficit of $13,304,403. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations, raise additional financing through public or private equity financings, or secure other sources of financing to fund operations. The Company has cash and cash equivalents of $233,819 and a working capital deficit of $12,778,392 at June 30, 2008. The Company used net cash in operating activities of $454,317 and $268,106 during the six months ended June 30, 2008 and the year ended December 31, 2007, respectively. As of June 30, 2008 the Company was in default on its debt to Hilco of $6,649,423 and the Series B Preferred Stock, which is classified as a liability on the balance sheet, as discussed in Note 3, has matured in the amount of $3,000,000. As noted above the debt was assigned to Vicis and the series B preferred stock was converted to series A stock. In conjunction with the assignment, Vicis has agreed to waive the default on the Hilco note, and to reduce the interest rate from 15% to 10%.
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
Receivables are concentrated with a small number of customers. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. There were no allowances for credit losses at June 30, 2008 and December 31, 2007.
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
Classification of Series B Preferred Stock as a Liability
In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150). SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company classified mandatorily redeemable series B preferred stock as a liability in the balance sheet and related accretion being charged to interest expense in the statement of operations. On July 3, 2008, pursuant to the Vicis Agreement, Vicis agreed to convert this series B preferred stock to series A preferred stock. The series A preferred stock is not presently redeemable and has been classified in equity in the consolidated financial statements.
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
At June 30, 2007, there were potentially dilutive securities outstanding consisting of Series A Preferred stock, warrants, and stock options issued to employees. At June 30, 2008, there were potentially dilutive securities outstanding consisting of Series A Preferred stock, Series B Preferred Stock, convertible debt, warrants, and stock options issued to employees. The potential shares would be anti-dilutive during 2008 and as such have not been considered in the calculation of earnings per share. At June 30, 2008, the number of potentially dilutive shares, that are anti-dilutive at December 31, 2007) consists of 14,000,000 stock option shares, 1,850,332 series A preferred stock shares (exercisable into 61,677,734 common shares), 48,727,206 common shares purchase warrants issued in connection with the series A preferred stock, 3,000,000 series B shares (exercisable into 24,000,000 common shares), 24,000,000 common share purchase warrants issued in connection with the series B preferred stock, and 77,073,835 common share warrants issued in connection with the USVD acquisition debt financing.
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
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations-Revised 2007. SFAS 141R provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Brookside Technology Holdings Corp. is in the process of analyzing the effects SFAS 141R will have on the Company’s financial statements.
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
Fair Value Measurements
In February 2008, the FASB issued Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, excluding those assets that are recognized or disclosed at fair value on a recurring basis for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. According to Note 2- Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements, the Company elected a partial deferral of SFAS No. 157 under the provisions of FSP No. FAS 157-2, associated with the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment. The company is currently evaluating the impact of FSP No. FAS 157-2 on its financial statements.
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
Level 1 — quoted prices in active markets for identical assets and liabilities.
Level 2 — observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3 — unobservable inputs.
The adoption of FAS 157 did not have an effect on the Company’s financial condition or results of operations, but SFAS 157 introduced new disclosures about how the Company values certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of June 30, 2008, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on the guidance in SFAS 157. At June 30, 2008 all financial assets consisted of cash and cash equivalents at financial institutions in the United States.
Note 4 —Billings in Excess of Revenues
Billings in excess of revenues at June 30, 2008 and December 31, 2007 consisted of the following:

		Year Ended
	June 30,	December 31,
	2008	2007
Customer deposits and deferred income on installation contracts	$833,714	$718,574
Deferred revenue on maintenance contracts	1,152,485	1,057,697

	$1,986,199	$1,776,271

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 5 —Long Term Debt
Long term debt as of June 30, 2008 and December 31, 2007 consisted of the following:

	June 30	December 31,
	2008	2007
Note payable to an individual, unsecured, accruing interest at 2% per annum, with monthly payments of $5,215 due September 1, 2010.	123,182	153,066
Note payable to executive officers and shareholders, unsecured, accruing interest at 0% per annum, due in installments over 3 years with a maturity date of September 26, 2009, less unamortized discount of $179,590.	2,920,410	2,816,632
Notes payable to an individual, unsecured, accruing interest at 7% per annum, with monthly payments of $1,130 due May 1, 2011.	35,668	40,361
Note payable to executive officer and shareholders, unsecured, accruing interest at 7% per annum, with monthly payments of $1,343, due September 1, 2009.	23,318	28,558
Notes payable to shareholder, unsecured, accruing interest at 7% per annum, with monthly payments of $6,432 due June 1, 2010.	143,658	176,547
Note payable to Vicis, secured by all assets of the Company, accruing interest at 10% per annum, principal and accrued interest due in full September 26, 2009. Principal amount due of $7,088,301, less unamortized discount of $926,437. Formerly payable to Hilco Financial, LLC. Note was assigned to Vicis on June 18, 2008.	6,161,864	3,235,930
Series B Preferred Stock issued to Vicis Capital, unsecured, accruing interest at 16% per annum, matured on December 27, 2007, converted to series A preferred stock on July 3, 2008 and now accruing interest at 8%.	3,000,000	3,000,000
Note payable to Dynamic Decisions Strategic Opportunities, unsecured, accruing interest at 10% per annum, total principal and accrued interest due September 26, 2008. Less unamortized discount of $43,632. Note was subsequently assigned to Vicis on July 3, 2008.	956,368	596,323
Secured notes payable to Huntington Bank, accruing interest at a prime rate plus 3.73% with monthly payments of $383, with a maturity date of March 28, 2009. Note is secured by a vehicle.	10,478	10,666
Secured notes payable to NEC Financial Services, accruing interest at 11.25% with monthly payments of $1,128, with a maturity date of February 25, 2011. Note is secured by testing equipment.	30,796	—

Total long term debt	13,405,742	10,058,083
Less current portion	(12,361,135)	(8,207,900)

Long term portion	$1,044,607	$1,850,183

Principal maturities of long-term debt as of June 30, 2008 are as follows:

Years Ending December 31,,	Gross	Net of Discount

2008	$12,705,217	$11,555,559
2009	912,303	912,303
2010	933,427	933,427
2011	4,453	4,453

	$14,555,400	$13,405,742

The Series B Preferred stock has matured effective December 27, 2007. Vicis has converted this to series A preferred stock. The Hilco debt was in default. However, as part of the assignment of the Hilco debt to Vicis, it is anticipated that the terms of the debt will be extended and that any covenant violations will be waived.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
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

2008	$151,617
2009	297,976
2010	232,525
2011	109,165
2012	76,870
Rental expense for operating leases for the quarters ended June 30, 2008 and 2007, was approximately $108,000 and $7,000, respectively. Rental expense for operating leases for the six months ended June 30, 2008 and 2007, was approximately $216,000 and $13,000, respectively.
Liquidated Damages Under Registration Payment Arrangements
The Company has accrued $154,400 as additional interest expense and the liability is included in other current liabilities in the accompanying consolidated balance sheets for June 30, 2008 and December 31, 2007 related to expected liquidated damages that will be paid in cash or by issuance of additional common shares or warrants for common shares under various registration rights agreements related to common shares, conversion rights and warrants for common shares.
Litigation
The Company is not involved in any claims or legal actions, other than those that arise in the normal course of business.
Risk Management
The Company maintains various forms of insurance that the Company’s management believes are adequate to reduce the exposure to property and general liability risks to an acceptable level.
Note 7 — Related Party Transactions
The Company has notes payable to officers and shareholders of the Company. The balance of these notes payable was $3,266,976 and $3,305,105 at June 30, 2008 and December 31, 2007, respectively.
Note 8 — Cost of Sales
For the periods ended June 30, 2008 and 2007, costs of sales consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Equipment costs	$1,854,207	$212,631	$3,714,853	$528,184
Contract labor	36,210	19,493	114,421	44,792
Direct labor	257,677	—	488,885	—
Sales commissions and selling costs	22,666	5,241	26,101	7,162
Other costs	79,763	1,797	136,545	11,510

	$2,250,523	$239,162	$4,480,805	$591,648

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 10 — General and Administrative Expenses
For the Three and Six months ended June 30, 2008 and 2007, general and administrative expenses consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Employee compensation and benefits	$827,435	$358,926	$1,603,787	$592,408
Bad Debt Expense	60	—	736	—
Telephone	42,563	11,550	85,526	20,071
Travel expense	42,396	23,767	68,466	34,009
Occupancy	108,342	7,952	216,193	12,883
Professional fees	267,174	68,963	405,990	86,710
Other	713,026	22,246	1,364,788	47,187

	$2,000,996	$493,404	$3,745,486	$793,268

Note 10 — Employee Benefit Plan
The Company has a 401(k) profit sharing plan (the Plan) and other employee health and benefit plans. The Plan allows all eligible employees to defer a portion of their income on a pretax basis through contributions to the Plan. The Company has made 401(k) matching contributions of $35,649 and $0 for the quarters ended June 30, 2008 and 2007, respectively. The Company has made 401(k) matching contributions of $75,717 and $0 for the six months ended June 30, 2008 and 2007, respectively.
The Company provides group health and other benefits to its employees through plans that cover all employees that elect to be covered. The Company’s share of group health care costs was approximately $117,000 for the quarter ended June 30, 2008 and $11,000 for the quarter ended June 30, 2007 approximately $219,000 for the six months ended June 30, 2008 and $22,000 for the six months ended June 30, 2007 and such amounts have been included in employee compensation and benefits expense.
Note 11 — Acquisition of US Voice & Data, LLC
On September 26, 2007, the Company acquired all of the membership interest of USVD. The purchase price of $15,429,242 was paid through a combination of common stock, cash at closing and a seller note. Cash paid at closing was $9,938,690. The Company issued 7,000,000 shares of its common stock valued at $.335 per share on September 14, 2007. Also, the Company owes the Sellers a note payable of $3,100,000 with a maturity date of September 26, 2009, and an additional amount paid to Sellers of $356,160 in February 2008 based on a “true-up” calculation of net worth at September 14, 2007. Additionally, the Purchase Agreement provides the Sellers with the opportunity to earn additional stock or cash consideration in the form of a three-year performance based earnout.
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

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 11 — Acquisition of US Voice & Data, LLC (continued)
A summary of the acquisition is as follows:
The Acquisition of USVD was accounted for under the purchase method of accounting that requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair market value. The judgments made in determining the estimated fair values assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact net income. Additional direct acquisition costs were unpaid at June 30, 2008 and may be paid in 2008 and 2009, if certain revenue targets are met. No amount has been recognized for their contingent earn out as of June 30, 2008. The purchase price was allocated to the assets acquired and liabilities assumed, based on estimated fair values at the date of the acquisition.
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
(1)	An initial allocation has been made to intangible assets as of September 30, 2007. Management will determine the proper value of intangible assets acquired from USVD and allocate any additional adjustments of the goodwill to intangible assets within the twelve months after the acquisition date.
Operating results from the acquired business is included in the condensed consolidated statements of operations from the date of acquisition. A summary of the purchase price allocation is as follows:

Purchase price —
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

Fair value of assets acquired and liabilities assumed —
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

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 11 — Acquisition of US Voice & Data, LLC (continued)
In addition, the Company paid $100,000 for non-compete agreements. Amortization expense related to the intangible assets was $189,132 during the year ended December 31, 2007, and $157,923 and $315,846 for the quarter and six months ended June 30, 2008, respectively. The unamortized intangible assets will be amortized to expense as follows:

2008	$136,689
2009	33,333
2010	25,000

Total	$195,027
The following unaudited pro forma financial information presents the results of operations for the quarters and six months ended June 30, 2007 as if the acquisitions had occurred at the beginning of each period presented. The pro forma financial information has been adjusted for the effect of interest paid on the term loan and the reduced interest earned on cash used in the acquisition of USVD. The pro forma financial information for the combined entities has been prepared for comparative purposes only and is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of each period presented, or of future results.

	(Unaudited)	(Unaudited)
	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007

Pro forma net revenues	$4,539,042	$9,546,419
Pro forma net income (loss)	(525,360)	(325,917)

Pro forma net income per share:
Diluted	$(0.01)	$(0.00)

The following summarizes the financing of the USVD acquisition:
Credit Facility
The Company, through Midtown Partners & Co., LLC and LCG Capital, raised approximately $11,000,000 less fees and expenses of $1,192,000 for net cash proceeds of $9,938,690 to finance the acquisition of USVD. The financing consisted of approximately $8.0 million of senior and subordinated debt and $3.0 million of series B preferred stock. In connection therewith, the Company and its two subsidiaries, USVD and Brookside Technology Partners, entered into a Credit Agreement with Hilco Financial LLC, pursuant to which Hilco agreed to provide a $7,000,000 ($6,000,000 advanced at acquisition date) revolving line of credit, bearing interest at 15% and maturing on September 26, 2008 (the “Senior Loan”). On June 18, 2008, Hilco assigned this note to Vicis. Vicis then waived all defaults of the covenants and also reduced the interest rate to 10%.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 11 — Acquisition of US Voice & Data, LLC (continued)
Additionally, the Company also entered into a Subordinated Note and a related Subordinated Note Purchase Agreement with DD Growth Premium Fund, pursuant to which DD Growth Premium Fund loaned the Company $1 million, bearing interest at 10% per annum and maturing on December 30, 2008 (the “Subordinated Loan”). Additionally, the Company entered into a Securities Purchase Agreement with Vicis Capital Master Fund, a sub-trust of Vicis Capital Series Master Trust, pursuant to which Vicis acquired 3,000,000 shares of Series B Convertible Preferred Stock of the Company for $3,000,000, which shares are convertible into 24,000,000 shares of common stock of the Company (subject to certain adjustments). On July 3, 2008, Vicis converted all of the Series B Preferred Stock to Series A Preferred Stock. As a result, the interest rate accruing effective July 3, 2008 was reduced to 8% from 16%.
The price adjustments are primarily related to issuance of stock, warrants or stock options at prices below the conversion or warrant prices or by dilution through stock splits or stock dividends. Since this redemption date has passed, Vicis has been earning accrued interest of 16% on the Series B Convertible Preferred Stock. Effective July 3, 2008, the Vicis Series B Convertible Preferred Stock was converted into 3,000,000 shares of series A convertible preferred stock. The Hilco debt was in default. However, as part of the assignment of the Hilco debt to Vicis, it is anticipated that the terms of the debt will be extended and that any covenant violations will be waived.
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
A summary of the notes payable and warrants is as follows:
As a result of these contract provisions, the Hilco Senior Convertible Note balance at Inception (September 26, 2007) was adjusted as follows:

Notional balance of Hilco Senior Convertible Note	$6,000,000
Adjustments:
Discount for warrant issued (based on relative fair value assigned)	(4,000,227)
Discount for loan fees paid to Hilco on Note	(340,000)

Hilco Senior Convertible Note balance, net of unamortized discount at September 26, 2007	$1,659,773

Hilco Senior Convertible Note at June 30, 2008-
The Hilco Senior Convertible Note balance on the consolidated balance sheet as of June 30, 2008 is comprised of the following:

Notional balance of Hilco Senior Convertible Note at June 30, 2008	$7,088,301
Adjustments:
Unamortized discount	(926,437)

Hilco Senior Convertible Note balance, net of unamortized discount at June 30, 2008	$6,161,864

As a result of these contract provisions, the DD Subordinated Convertible Note balance at Inception (August 31, 2007) was adjusted as follows:

Notional balance of DD Subordinated Convertible Note at August 31, 2007	$1,000,000
Adjustments:
Discount for warrant (based on relative fair value assigned)	(696,049)

DD Subordinated Convertible Note balance, net of unamortized discount at August 31, 2007	$303,951

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 11 — Acquisition of US Voice & Data, LLC (continued)
Credit Facility (continued)
DD Subordinated Convertible Note at June 30, 2008 —
The DD Subordinated Convertible Note balance on the consolidated balance sheet as of June 30, 2008 is comprised of the following:

Notional balance of DD Subordinated Convertible Note at June 30, 2008	$1,000,000
Adjustments:
Unamortized discount	(43,632)

DD Subordinated Convertible Note balance, net of unamortized discount at June 30, 2008	$956,368

As a result of these contract provisions, the Series B Preferred stock balance at Inception (September 14, 2007) was adjusted as follows:

Notional balance of Series B Preferred stock	$3,000,000
Adjustments:
Discount for warrants issued (based on relative fair value assigned)	(2,054,995)
Discount for beneficial conversion feature (based on relative fair value assigned)	(695,005)
Discount for loan fees paid to Vicis	(250,000)

Series B Preferred Stock balance, net of unamortized discount at September 14, 2007	$—

Series B Preferred Stock at June 30, 2008—
The Series B Preferred Stock balance on the consolidated balance sheet as of June 30, 2008 is comprised of the following:

Notional balance of Series B Preferred Stock at June 30, 2008	$3,000,000
Adjustments:
Unamortized discount	—

Series B Preferred Stock balance, net of unamortized discount at June 30, 2008	$3,000,000

As a result of these contract provisions, the USVD Seller’s Note balance at Inception (September 14, 2007) was adjusted as follows:

Notional balance of USVD Seller’s Note	$3,100,000
Adjustments:
Discount for imputed interest	(352,066)

USVD Seller’s Note balance, net of unamortized discount at September 14, 2007	$2,747,934

USVD Seller’s Note at June 30, 2008—
The USVD Seller’s Note balance on the consolidated balance sheet as of June 30, 2008 is comprised of the following:

Notional balance of USVD Seller’s Note at June 30, 2008	$3,100,000
Adjustments:
Unamortized discount	(179,590)

USVD Seller’s Note balance, net of unamortized discount at June 30, 2008	$2,920,410

Change in unamortized discount and loan costs of the Convertible Note —
For the quarter and six months ended June 30, 2008, the discount on the above Notes changed for amortization of discounts in connection with the notes. The total discount on the Convertible Notes changed from $8,338,342 at inception to $3,848,016 at December 31, 2007, then to $1,149,659 at June 30, 2008. Unamortized discounts totaling $4,490,326 were amortized to expense over the terms of the notes during the year ended 2007, and $1,336,191 and $2,698,357 were amortized to expense during the quarter and six months ended June 30, 2008, respectively.

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
There was no compensation expense recognized for options for the quarters ended June 30, 2008 and March 31, 2008.
A summary of the changes in the total stock options outstanding during the quarter ended March 31, 2008 follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2007	14,000,000	$0.186
Granted	1,200,000	$0.050
Forfeited or expired	—	—
Exercised	—	—
Outstanding at June 30, 2008	15,200,000	$0.175
Vested and exercisable at June 30, 2008	12,600,000	$0.186
The weighted average remaining term of the options is approximately 4 years at June 30, 2008. All stock options issued in 2007 had a exercise price of $0.186 per share. The grant date fair value was approximately $0.087 per share.
At June 30, 2008, there was $305,000 of total unrecognized compensation cost related to non-vested stock option awards which are expected to be recognized over a weighted-average period of 1-5 years.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 13 — Subsequent Events
Vicis Equity Infusion
On July 3, 2008, Brookside Technology Holdings Corp. (the “Company”) entered into a Securities Purchase Agreement (the “Vicis Agreement”) with Vicis Capital Master Fund, a sub-trust of Vicis Capital Series Master Trust (“Vicis”), pursuant to which Vicis acquired (a) 2,500,000 shares of Series A Convertible Preferred Stock (“Series A Stock”); and (b) a warrant (the “Warrant”) to purchase 250,000,000 shares of common stock of the Company at $0.03 per share (the “Exercise Price”), for an aggregate purchase price of $2,500,000 (“Vicis Equity Infusion”). Furthermore, pursuant to the Vicis Agreement, all of 3,000,000 shares of the Company’s Series B Convertible Preferred Stock (“Series B Stock”) previously owned by Vicis were converted into 3,000,000 shares of Series A Stock. As a result, interest will accrue as a preferred stock dividend (payable in cash or common stock) at 8% versus 16%. Accordingly, the Company no longer has any outstanding shares of Series B Stock. The Exercise Price is subject to a price adjustment from time to time upon the occurrence of certain events set forth in the Warrant.
In connection with the foregoing equity infusion, Vicis also purchased and assumed from Hilco Financial, LLC (“Hilco”), and Hilco assigned to Vicis, all credit agreements, loans and promissory notes under which Hilco had loaned money to the Company. The Company consented to such assignments. In connection with such assignments, Hilco transferred to Vicis their warrants to purchase 61,273,835 shares, of common stock of the Company.
The Warrant and Series A Stock each contain provisions that limit their holders ability to exercise and convert, as applicable, the Warrant and Series A Stock to the extent that, after such conversion/exercise, the sum of the number of shares of common stock beneficially owned by the holder would result in beneficial ownership by any holder and its affiliates of more than 4.99% of the outstanding shares of common stock.
As a result of Vicis equity infusion described above, the exercise price of all of the Company’s outstanding warrants, including the warrants transferred to Vicis from Hilco, has been reset to $0.03 pursuant to the price protection provisions of those warrants. Additionally, the conversion price of all outstanding shares of Series A Stock, including those previously owned by Vicis, has been reset to $0.03 pursuant to the price protection provisions of the Series A Stock.
As part of the assignment of the Hilco debt to Vicis, it is anticipated that the terms of the debt will be extended and that any covenant violations will be waived.
STN Acquisition
The Company has entered into a Stock and Membership Interest Purchase Agreement (the “Purchase Agreement”), dated July 17, 2008, by and among the Company, Trans-West Network Solutions, Inc., a California corporation (“Trans-West”), ProLogic Communications, Inc., a Nevada corporation (“ProLogic”), Michael Promotico, Herbert C. Rosen, Sam Standridge, and Peggy Standridge (collectively, “Trans-West Shareholders”), and Keith Askew and Craig Scarborough (collectively, the “ProLogic Shareholders”).
Pursuant to the Purchase Agreement, the Company has agreed to acquire (the “Acquisition”), through its wholly owned subsidiary Standard Tel Acquisitions, Inc. (“Sub”), (a) all of the stock of Trans-West from the Trans West Shareholders, and (b) all of ProLogic’s membership interest in Standard Tel Networks, LLC (“STN”). Trans West, a holding company with no operations, owns eighty percent (80%) of the membership interest of STN and ProLogic owns twenty percent (20%) of the membership interest of STN, and, accordingly, upon the closing of the Purchase Agreement, the Company will own (directly, in part, and indirectly through Trans West, in other part) one hundred percent (100%) of STN. The purchase price for STN will be financed primarily through a combination of debt and equity.
STN, a platinum Mitel distributer, is in the business of selling, designing, analyzing and implementing converged Voice over IP (VoIP), data and wireless business communications systems and solutions for commercial organizations of all types and sizes in the United States.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 13 — Subsequent Events (continued)
The parties have agreed to use their best efforts to close the Acquisition as soon as possible but in any event prior to August 31, 2008. The closing of the Acquisition is subject to various closing conditions set forth in the Purchase Agreement including but not limited to (a) the Company having been satisfied with the results of its due diligence investigation of STN and Trans-West, (b) the Company obtaining adequate financing to complete the Acquisition, and (c) Michael Promotico having entered into an employment agreement pursuant to which he will serve as the chief executive officer of the Sub in form and substance mutually acceptable to the Company and Mr. Promotico. There can be no assurances that these closing conditions will be satisfied or that the Company will be able to consummate the Acquisition. The Purchase Agreement can be terminated by any party thereto if the Acquisition is not closed by August 31, 2008

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
Stock Split
Concurrently with the Redomestication and as of the Effective Time:
•	Each outstanding share of Cruisestock’s common stock, $0.001 per share, was automatically converted into seven shares of Brookside Technology Holdings Corp.’s common stock, $0.001 par value per share;

•	Each outstanding share of Cruisestock’s series A preferred stock, $0.001 per share, was automatically converted into one share of Brookside Technology Holdings Corp.’s series A preferred stock, $0.001 par value per share;

•	The price at which the series A preferred stock converts into common stock was automatically adjusted, on a proportionate basis, to account for the forward split of the common shares by reducing the current conversion price of $0.40 per share to $0.0571428, which was subsequently automatically adjusted down to $0.03 in conjunction with the Vicis Equity Infusion; and

•	The number of shares of common stock underlying all of Cruisestock’s outstanding options and warrants to purchase common stock, and the exercise price of such options and warrants, was automatically adjusted to account for the 7-for-1 common share stock split.
In this Quarterly Report, whenever we refer to per share data, we are referring to shares outstanding after the Share Exchange and stock split.
On September 26, 2007, we acquired all of the membership interest of US Voice & Data, LLC, an Indiana Limited Liability Company (“USVD”) from The Michael P. Fischer Irrevocable Delaware Trust under Agreement dated April 5, 2007, and The M. Scott Diamond Irrevocable Delaware Trust under Agreement dated April 23, 2007 (the “Sellers”), pursuant to a Membership Interest Purchase Agreement closed on such date (the “Purchase Agreement”). USVD, headquartered in

Louisville, Kentucky, with offices in Lexington, Kentucky and Indianapolis, Indiana, is a regional provider of telecommunication services, including planning, design, installation and maintenance for converged voice and data systems. The purchase price of $15,429,242 was paid through a combination of common stock, cash and a seller note. Cash paid at closing was $9,938,690. Subsequent to the closing there was a $356,160 seller true-up, which was paid in February 2008. The Company issued 7,000,000 shares of its common stock valued at $.335 per share on September 14, 2007. Also, the Company owes the Sellers a note payable of $2,747,934, net of original issue discount of $352,066, with a maturity date of June 30, 2010. Additionally, the Purchase Agreement provides the Sellers with the opportunity to earn additional stock or cash consideration in the form of a three-year performance based EBITDA earnout.
Vicis Equity Infusion
On July 3, 2008, Brookside Technology Holdings Corp. (the “Company”) entered into a Securities Purchase Agreement (the “Vicis Agreement”) with Vicis Capital Master Fund, a sub-trust of Vicis Capital Series Master Trust (“Vicis”), pursuant to which Vicis acquired (a) 2,500,000 shares of Series A Convertible Preferred Stock (“Series A Stock”); and (b) a warrant (the “Warrant”) to purchase 250,000,000 shares of common stock of the Company at $0.03 per share (the “Exercise Price”), for an aggregate purchase price of $2,500,000 (“Vicis Equity Infusion”). Furthermore, pursuant to the Vicis Agreement, all of 3,000,000 shares of the Company’s Series B Convertible Preferred Stock (“Series B Stock”) previously owned by Vicis were converted into 3,000,000 shares of Series A Stock. As a result, interest will accrue as a preferred stock dividend (payable in cash or common stock) at 8% versus 16%. Accordingly, the Company no longer has any outstanding shares of Series B Stock. The Exercise Price is subject to a price adjustment from time to time upon the occurrence of certain events set forth in the Warrant.
In connection with the foregoing equity infusion, Vicis also purchased and assumed from Hilco Financial, LLC (“Hilco”), and Hilco assigned to Vicis, all credit agreements, loans and promissory notes under which Hilco had loaned money to the Company. The Company consented to such assignments. Effective June 18, 2006, Vicis has reduced the interest rate to accrue at 10% and has waived all defaults. In connection with such assignments, Hilco transferred to Vicis their warrants to purchase 61,273,835 shares, of common stock of the Company.
The Warrant and Series A Stock each contain provisions that limit their holders ability to exercise and convert, as applicable, the Warrant and Series A Stock to the extent that, after such conversion/exercise, the sum of the number of shares of common stock beneficially owned by the holder would result in beneficial ownership by any holder and its affiliates of more than 4.99% of the outstanding shares of common stock.
As a result of Vicis equity infusion described above, the exercise price of all of the Company’s outstanding warrants, including the warrants transferred to Vicis from Hilco, has been reset to $0.03 pursuant to the price protection provisions of those warrants. Additionally, the conversion price of all outstanding shares of Series A Stock, including those previously owned by Vicis, has been reset to $0.03 pursuant to the price protection provisions of the Series A Stock.
As part of the assignment of the Hilco debt to Vicis, it is anticipated that the terms of the debt will be extended and that any covenant violations will be waived.
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

The Company combines technical expertise in a range of communications products, including IP-enabled platforms, wired and wireless IP and digital endpoints and leading edge communications applications to create converged voice, video and data networks that help businesses increase efficiency and optimize revenue opportunities, critical for success in today’s competitive business environment. The sale of new systems, built on either Mitel/Inter-Tel, Nortel or NEC platforms, is the backbone of the Company’s business, typically accounting for approximately 65% of revenue. The Company has a diverse customer base of approximately 2,400 accounts. The Company’s target market is in the 5-1,000 seat range, although it has the technical capabilities to service much larger accounts. The Company’s largest concentration of accounts is the 50-150 seat range.
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
Three and Six Months Ended June 30, 2008 compared to Three and Six months Ended June 30, 2007.
Revenues, Cost of Sales and Gross Margins
Total revenues from operations for the quarter ended June 30, 2008 were $4,533,447 compared to $464,062 reported for the same period in 2007, representing an increase of $4,069,385 or 877%. This increase in revenues is primarily due to acquisition of US Voice & Data, LLC (“USVD”), which accounted for $3,527,325 of the increase. The remaining increase of $542,060, or 117% increase over previous year, was due to the increase in revenues at Brookside Technology Partners, Inc (“BTP”) as a result of sales initiatives put in place by management in the previous six months. Total revenues from operations for the six months ended June 30, 2008 were $8,741,513 compared to $1,001,439 reported for the same period in 2007, representing an increase of $7,740,074 or 773%. This increase in revenues is primarily due to acquisition of US Voice & Data, LLC (“USVD”), which accounted for $7,326,214 of the increase. The remaining increase of $413,860 was due to the increase in revenues at Brookside Technology Partners, Inc (“BTP”) as a result of sales initiatives put in place by management in the previous six months.
Cost of sales was $2,250,523 for the quarter ended June 30, 2008 compared to $239,162 for the quarter ended June 30, 2007, an increase of $2,011,361 or 841%. This increase in cost of sales is due to the acquisition of USVD, which accounted for $1,728,196 of the increase. The remaining increase of $283,165 was due to the cost of goods sold associated with the increased revenues at Brookside Technology Partners. As a percentage of sales, cost of sales was 50% and 52% for the quarter ended June 30, 2008 and 2007, respectively. This decrease was primarily due to increased profit margin realized on sales consummated in the second quarter 2008 versus the comparative period in 2007. This improvement in cost of sales as a percentage of sales is primarily attributable to the Company’s focus on higher margin, non-governmental business implemented since the second quarter of 2007. Cost of sales was $4,480,805 for the six months ended June 30, 2008 compared to $591,648 for the six months ended June 30, 2007, an increase of $3,889,157 or 657%. This increase in cost of sales is due to the acquisition of USVD, which accounted for $3,618,116 of the increase. The remaining increase of $271,041 was due to the cost of goods sold associated with the increased revenues at Brookside Technology Partners. As a percentage of sales, cost of sales was 51% and 59% for the quarter ended June 30, 2008 and 2007, respectively. This decrease was primarily due to increased profit margin realized on sales consummated in the first six months of 2008 versus the comparative period in 2007. This improvement in cost of sales as a percentage of sales is primarily attributable to the Company’s focus on higher margin, non-governmental business implemented since the second quarter of 2007.
Our gross margin was 50.0% for the quarter ended June 30, 2008 compared to 48.5% for the quarter ended June 30, 2007. The increase in gross margin percentage is due primarily to the Company’s focus on higher margin, non-governmental business since the second quarter ended June 30, 2007. Our gross margin was 48.7% for the six months ended June 30, 2008 compared to 40.9% for the six months ended June 30, 2007. The increase in gross margin percentage is due primarily to the Company’s focus on higher margin, non-governmental business since the second quarter ended June 30, 2007.

General and Administrative Expenses
General and administrative expenses were $2,000,996 and $493,404 for the quarter ended June 30, 2008 and 2007, respectively. This represented an increase of $1,507,592. This increase in General and administrative expenses in 2008 was due primarily to the acquisition of USVD, which accounted for $1,245,921 of the increase. The remaining increase was due primarily to increased professional fees incurred by the Company during the quarter ended June 30, 2008. General and administrative expenses were $3,745,486 and $793,268 for the six months ended June 30, 2008 and 2007, respectively. This represented an increase of $2,952,218. This increase in General and administrative expenses in 2008 was due primarily to the acquisition of USVD, which accounted for $2,664,592 of the increase. The remaining increase was due primarily to increased professional fees and executive salary expense incurred by the Company during the six months ended June 30, 2008 versus the comparable period in 2007.
Rental expense for operating leases during the quarters ended June 30, 2008 and 2007 was $107,851 and $7,000, respectively. This represented an increase of $100,851. $80,486 of this increase during the quarter ended June 30, 2008 was due to the acquisition of USVD. The Company also entered into a lease to rent out approximately 5,500 square feet of office space in Austin Texas in July 2007, as well as 2,000 square feet of office space in Clearwater, Florida in December 2007. Rental expense for operating leases during the six months ended June 30, 2008 and 2007 was $216,193 and $13,000, respectively. This represented an increase of $203,193. $160,459 of this increase during the six months ended June 30, 2008 is due to the acquisition of USVD.
On July 26, 2007, the Company entered into a 31 month lease for its Austin operations under a lease classified as an operating lease. Effective September 26, 2007, the Company assumed current operating leases for the three offices leased by USVD. On October 15, 2007, the Company entered into a 60 month lease for its headquarters in Clearwater, Florida effective December 1, 2007.
Stock Compensation Expense
The Company incurred stock compensation expense of $115,500 and $915,000 for the quarter and six months ended June 30, 2007 and 2008, respectively. The 2008 expense relates to the stock option agreements entered into with Dan Parker, our Regional Vice President, Bonnie Parker, our Project Manager and the vesting of 2,100,000 of George Pacinelli’s shares in 2008. The 2007 charge of $915,000 relates to the stock option agreements entered into with George Pacinelli, our President, and Bryan McGuire, our Chief Financial Officer. Pursuant to Mr. Pacinelli’s stock option agreement, we granted to Mr. Pacinelli an option to purchase up to 7,000,000 shares of our common stock at an exercise price of $0.185714 per share (the “Pacinelli Options”). Pursuant to Mr. McGuire’s stock option agreement, we granted to Mr. McGuire an option to purchase up to 7,000,000 shares of our common stock at an exercise price of $0.185714 per share (the “McGuire Options”). Pursuant to Mr. Parker’s stock option agreement, we granted to Mr. Parker an option to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.05 per share (the “Dan Parker Options”). Pursuant to Ms. Parker’s stock option agreement, we granted to Ms. Parker an option to purchase up to 200,000 shares of our common stock at an exercise price of $0.05 per share (the “Bonnie Parker Options”. The Dan Parker Options, the Pacinelli Options and the McGuire Options collectively hereinafter referred to as the “Options”). The Options are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and were granted pursuant to our 2007 Stock Option Plan, pursuant to which we have reserved 35,000,000 shares of common stock for issuance to employees, directors and consultants. All of Mr. McGuire’s options are immediately exercisable. 5,600,000 of Mr. Pacinelli’s options are vested and are exercisable and the remaining 1,400,000 vest on April 19, 2009. 250,000 of Mr. Parker’s options are vested and are exercisable, and the remaining 750,000 vest at 250,000 per year, through 2011. 50,000 of Ms. Parker’s options are vested and are exercisable, and the remaining 150,000 vest at 50,000 per year, through 2011.
The Company recognizes employee stock based compensation in accordance with the adoption of SFAS 123R. The Company utilizes the Black-Scholes valuation model to value all stock options (the “Options”). Compensation for restricted stock awards is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Compensation cost for all awards will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. For the six months ended June 30, 2008 and 2007, the Company recognized $115,000 and $915,000, respectively, in Employee Stock Compensation Expense. The Company has

unrecognized stock compensation expense of $86,800 which will be recognized to expense over the remaining 21 month vesting period.
Amortization Expense
The Company recognized $1,348,200 of amortization expense for the quarter ending June 30, 2008 related to the non-cash accounting treatment of the warrants issued and amortization of intangible assets associated with the USVD acquisition. There was no such expense for the comparable period in 2007. The Company recognized $2,670,524 of amortization expense for the six months ending June 30, 2008 related to the accounting treatment of the warrants issued and amortization of intangible assets associated with the USVD acquisition. There was no such expense for the comparable period in 2007.
Interest Expense
Interest expense was $644,130 and $22,406 for the quarters ended June 30, 2008 and 2007, respectively, and $1,339,583 and $26,557 for the six months ended June 30, 2008. The increase is due primarily to the additional debt incurred with the acquisition of USVD.
Net Profit/Net Loss from Operations
We realized a net loss from operations of $1,875,236 for the quarter ended June 30, 2008 compared to a net loss from operations of $1,217,050 for the quarter ended June 30, 2007. This decrease in income from operations is primarily due to the amortization expense of $1,348,200 for the quarter and the increase in interest expense of $641,724 for the quarter ended June 30, 2008, partially offset by decrease in stock compensation expense of $799,500 in the second quarter ended June 30, 2008 versus the comparable period in 2007. We realized a net loss from operations of $3,673,323 for the six months ended June 30, 2008 compared to a net loss from operations of $1,345,084 for the six months ended June 30, 2007. This decrease in income from operations is primarily due to the amortization expense of $2,670,524 and the increase in interest expense of $1,313,026, respectively for the six months ended June 30, 2008, partially offset by the decrease in stock compensation expense of $799,500 realized in the second quarter ended June 30, 2008, versus the comparable period in 2007.
Liquidity and Capital Resources
The Company has financed its growth with debt and equity. On July 3, 2008 the Company raised approximately $2,500,000 through the sale of Series A Preferred stock. As part of the transaction the Company also issued additional Series A Preferred stock in exchange for all the outstanding Series B Preferred stock. In connection with the foregoing equity infusion, the purchaser of the Series A Preferred stock, also purchased and assumed from Hilco Financial, LLC (“Hilco”), all credit agreements, loans and promissory notes under which Hilco had loaned money to the Company. The Company consented to such assignments. In connection with such assignments, Hilco transferred to Vicis their warrants to purchase 61,273,835 shares, of common stock of the Company. The equity infusion will provide working capital to finance the growth of the Company.
As part of the assignment of the Hilco debt to Vicis, it is anticipated that the terms of the debt will be extended and that any covenant violations will be waived.
The Company has incurred net losses during the six months ended June 30, 2008, and the years ended December 31, 2007. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations, raise additional financing through public or private equity financings, or secure other sources of financing to fund operations. The Company has cash and cash equivalents of $233,819 and a working capital deficit of $12,778,392 at June 30, 2008. The Company had net cash used in operating activities of $454,317 during the six months ended June 30, 2008. See Note 2 to the Financial Statements.
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
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial Officer, respectively), has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended June 30, 2008, the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2008 to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Control Over Financial Reporting
During the most recent quarter ended June 30, 2008, the Company hired accounting consultants to augment its accounting staff and accounting and reporting capabilities. Management believes these are material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

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
Exhibit 32.2 — Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-  Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Brookside Technology Holdings Corp
By:	/s/ Michael Nole
Michael Nole, Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2008