Form 10-Q
period 2008-09-30
BROOKSIDE TECHNOLOGY HOLDINGS, CORP.
filed 2008-11-14
CIK 1367001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Registrant’s telephone number, including area code (727) 535-2151
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding of registrant’s class of common stock as of November 14, 2008: 139,887,040

Index

ITEM

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis or Plan of Operation	28

Item 3. Quantitative and Qualitative Disclosures about Market Risk	34

Item 4. Controls and Procedures

Item 4(T) Controls and Procedures	34

PART II — OTHER INFORMATION	35

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3. Defaults Upon Senior Securities	35

Item 4. Submission of Matters to a Vote of Securities Holders	35

Item 5. Other Information	35

Item 6. Exhibits	35
EX-31.1
EX-31.2
EX-32.1
EX-32.2

INTRODUCTORY NOTE
This Report on Form 10-Q for Brookside Technology Holdings Corp. (“we,” “us,” or the “Company”) may contain forward-looking statements. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” and “continue” or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words very carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.
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

BROOKSIDE TECHNOLOGY PARTNERS, INC
BALANCE SHEETS
As of September 30, 2008 and December 31, 2007

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,998,911	$187,846
Restricted cash	1,250,000	—
Accounts receivable, net	4,070,738	2,113,675
Inventory, net	1,831,816	849,176
Deferred contract costs	48,283	89,922
Deferred finance charges, net of amortization	588,984	245,155
Prepaid expenses	129,666	40,954

Total current assets	9,918,398	3,526,728

Property and equipment
Office equipment	431,826	330,022
Furniture, fixtures and leasehold improvements	153,571	137,745
Vehicles	171,130	—

	756,527	467,767
Less: accumulated depreciation	(292,052)	(194,089)

Property and equipment, net	464,475	273,678

Goodwill	16,804,632	13,236,369
Intangible assets, net	965,044	510,868
Deposits and other assets	27,464	41,699

TOTAL ASSETS	$28,180,013	$17,589,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Accounts payable and accrued expenses	$2,342,234	$981,766
Billings in excess of revenues	4,081,735	1,776,271
Payroll liabilities	370,250	371,470
Current portion of long term debt	3,907,355	8,207,900
Other current liabilities	96,738	838,589

Total current liabilities	10,798,312	12,175,996

Long term debt, less current portion	3,501,866	1,850,183

Total liabilities	14,300,178	14,026,179

Stockholders’ equity
Series A Convertible Preferred Stock, 12,226,716 and 2,175,322 issued and outstanding at September 30, 2008 and December 31, 2007, respectively, at 8% dividend yield. Liquidation preference of $12,485,954 at September 30, 2008.	9,974,486	1,699,000
Common stock, $.01 par value, 1,000,000,000 shares authorized, 139,887,066 shares issued and outstanding at September 30, 2008 and 87,900,000 shares issued and outstanding at December 31, 2007, respectively	139,888	87,900
Additional paid in capital	19,873,900	11,313,358
Retained deficit	(16,108,439)	(9,537,095)

Total stockholders’ equity	13,879,835	3,563,163

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,180,013	$17,589,342

See accompanying notes and independent auditors’ report.

BROOKSIDE TECHNOLOGY PARTNERS, INC
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2008 and 2007

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Installation and other services	$1,577,260	$314,469	$3,924,799	$624,495
Equipment sales	4,079,863	612,567	10,473,837	1,303,980

Total revenues	5,657,123	927,036	14,398,636	1,928,475

COST OF SALES	3,175,528	555,217	7,656,333	1,146,865

GROSS PROFIT	2,481,595	371,819	6,742,303	781,610

OPERATING EXPENSES
General and administrative	1,878,775	841,130	5,624,261	1,634,398
Stock Compensation Expense	53,333	—	168,833	915,000
Depreciation expense	31,140	15,741	97,949	37,317

Total operating expenses	1,963,248	856,871	5,891,043	2,586,715

OTHER INCOME (EXPENSE)
Interest expense	(459,624)	(34,838)	(1,799,207)	(61,395)
Amortization expense	(1,003,282)	(933,615)	(3,673,806)	(933,615)
Gain on debt extinguishment	151,619	—	151,619	—
Other income (expenses), net	7,957	8,814	11,828	10,341

Total other income (expense)	(1,303,330)	(959,639)	(5,309,566)	(984,669)

LOSS BEFORE INCOME TAXES	(784,983)	(1,444,691)	(4,458,306)	(2,789,774)

Income tax benefit	—	—	—	—

NET LOSS	$(784,983)	$(1,444,691)	$(4,458,306)	$(2,789,774)

Preferred stock dividends and accretion of discount	(2,019,353)	(43,506)	(2,102,989)	(96,350)

Net loss attributable to common shareholders	$(2,804,336)	$(1,488,197)	$(6,561,295)	$(2,886,124)

Loss per share- basic and fully diluted	$(0.028)	$(0.018)	$(0.071)	$(0.037)

Weighted average shares outstandings	99,576,825	81,327,632	92,755,324	77,691,575

See accompanying notes and independent auditors’ report.

BROOKSIDE TECHNOLOGY PARTNERS, INC
STATEMENTS OF CASH FLOWS
For the Nine Months September 30, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,458,306)	$(2,789,774)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	97,949	37,317
Amortization of debt discounts, deferred finance charges and intangibles	3,673,806	933,615
Non-cash interest expense	600,587	—
Stock based compensation	168,833	915,000
Gain on debt extinguishment	(151,619)	—
(Increase) decrease in:
Accounts receivable	(780,671)	(250,551)
Inventory	(79,863)	1,113,770
Deferred contract costs	41,639	10,883
Prepaid expenses	(73,584)	(8,278)
Deposits and other assets	41,699	23,703
Increase (decrease) in:
Accounts payable and accrued expenses	615,655	117,737
Accrued payroll liabilities	(43,743)	236,754
Billings in excess of revenues	462,885	(1,291,783)
Accrued warranty	—	(793)
Other current liabilities	(65,469)	(84,293)

	4,508,104	1,753,081

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	49,798	(1,036,693)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(166,069)	(56,632)
Cash used for restricted cash	(1,250,000)	—
Acquisition of US Voice & Data, LLC (“USVD”), net of $855,791 in cash received	—	(9,052,899)
Acquisition of Standard Tel Networks, LLC (“STN”), net of $522,319 in cash received	(2,835,610)	—

NET CASH USED IN INVESTING ACTIVITIES	(4,251,679)	(9,109,531)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long term debt	14,197,475	7,442,685
Cash paid for fees in conjunction with USVD acquisition financing	—	(463,000)
Proceeds from Series B Stock financing (“Series B”)	—	3,000,000
Cash paid for fees in conjunction with Series B financing	—	(250,000)
Deferred finance charges	(588,984)	(349,538)
Proceeds from issuance of series A preferred Stock net of issuance costs of $376,653	—	1,280,337
Proceeds from issuance of series A preferred Stock, in connection with the STN acquisition	2,500,000	—
Cash paid for fees in conjunction with the Share Exchange	—	(293,963)
Repayment of long term debt	(10,095,545)	(122,278)

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,012,946	10,244,243

NET INCREASE IN CASH	1,811,065	98,019

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	187,846	35,666

CASH AND CASH EQUIVALENTSAT END OF YEAR	$1,998,911	$133,685

SUPPLEMENTAL DISCLOSURE

Income taxes paid	$—	$—

Interest paid	$(27,872)	$(34,838)

Non-cash financing and investing activities
Exchange Transaction fee to Venture Fund II for consulting fees, paid in preferred stock	$—	$250,000

Accrual of preferred stock dividend	$119,382	$96,350

Accretion of Series A preferred stock beneficial conversion feature	$1,983,607	—

Conversion accrued interest to series A preferred stock	$676,383	—

Payment of notes payable paid in Preferred Stock	$4,350,000	$235,000

Conversion of series B preferred stock to series A preferred stock	$3,000,000	$—

Note Payable issued in USVD acquisition	$—	$3,100,000

Value of Common Stock issued in USVD acquisition	$—	$2,730,000

Conversion of note for 400,000 shares of common stock	$—	$60,000

Warrant value assigned	$4,909,851	$6,751,270

Beneficial conversion feature assigned to convertible debt	$—	$1,445,006

Accrued interest added to note payable balance	$—	$46,556

Value of Common Stock issued in STN acquisition	$1,169,755	$—

See accompanying notes and independent auditors’ report.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements

Note 1 — Basis of Presentation and Nature of Business
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Brookside Technology Holdings Corp., a Florida corporation (“Company”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Form 10-KSB for the fiscal year ended December 31, 2007. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of September 30, 2008 and December 31, 2007, and the results of operations and cash flows for the quarters and nine months ended September 30, 2008 and 2007. The results of operations for the quarters and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year.
Operations
We are the holding company for Brookside Technology Partners, Inc, a Texas corporation (“Brookside Technology Partners”), US Voice & Data, LLC, an Indiana Limited Liability Company (“USVD”), Standard Tel Acquisitions, Inc, a California Corporation (“Acquisition Sub”), Trans-West Network Solutions, Inc., (“Trans-West”), a California Corporation and Standard Tel Networks, LLC, a California Limited Liability Company (“STN”) and all operations are conducted through these (five) wholly owned subsidiaries.
Headquartered in Huntington Beach, California, STN is an independent distributor of high quality, turnkey converged voice and data business communications products and services. STN has California offices in the San Francisco Bay Area, Sacramento, San Diego and headquartered in Huntington Beach.
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
Collectively, the subsidiary companies market converged business communications products from Mitel, Inter-tel (owned by Mitel), Nortel and NEC. Combined this represents approximately 50% of the Company’s revenues with the remaining 50% generated by Service, Support, Maintenance and other recurring revenues from our existing customer base.
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
Subsequent to the Share Exchange, on July 6, 2007 (the “Effective Time”), Cruisestock changed its name to Brookside Technology Holdings Corp. and redomesticated in Florida. The name change and redomestication were accomplished by merging Cruisestock into a newly-formed, Florida wholly-owned subsidiary, with the subsidiary being the surviving entity (the “Redomestication”).
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
Reverse Stock Split
On August 4, 2008, the Board of Directors has unanimously adopted a resolution approving, declaring advisable and recommending to the stockholders for their approval, and the shareholders of the Company who collectively own a majority of the outstanding shares of the Company’s Common Stock, Series A Preferred Stock and Series B Preferred Stock, voting as a single class on an as converted basis, have approved by written consent in lieu of a meeting, a reverse stock split of the Company’s Common Stock at a ratio between 1-for-10 and 1-for-100, as determined at the discretion of the Board of Directors to be in the best interests of the Company. The Board of Directors believes that approval of a range of reverse split ratios, rather than approval of a specific reverse split ratio, provides the Board of Directors with maximum flexibility to achieve the purposes of the reverse stock split. The Company’s Board of Directors may implement the reverse stock split at any time prior to December 31, 2008, after which time its authority to implement the reverse stock split shall expire, and may set the ratio of the reverse stock split within the ranges set forth above. The Board of Directors also has the right to abandon the reverse stock split at any time. The Board of Directors will aim to set the ratio at the lowest ratio that will achieve the purposes of the reverse stock split. The judgment of the Board of Directors as to the ratio shall be conclusive.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 1 — Basis of Presentation and Nature of Business (continued)
Increase in Authorized Shares
On August 4, 2008, the Company filed Articles of Amendment to its Articles of Incorporation (the “Amendment”) with the Florida Department of State increasing the number of shares of Common Stock that the Company has the authority to issue from Two Hundred and Fifty Million (250,000,000) shares to One Billion (1,000,000,000) shares. The Amendment was approved and adopted by the shareholders of the Company on June 13, 2008.
Acquisition of Standard Tel Networks, LLC
On September 23, 2008, Brookside Technology Holdings Corp. (the “Company), through its wholly owned subsidiary, Standard Tel Acquisitions, Inc. (“Acquisition Sub”), acquired Standard Tel Networks, LLC (“STN”), an independent distributor of high quality, turnkey converged voice and data business communications products and services with California offices in the San Francisco Bay Area, Sacramento, San Diego and headquartered in Huntington Beach. The acquisition was conducted pursuant to a previously-disclosed Stock and Membership Interest Purchase Agreement dated July 17, 2008 (the “Purchase Agreement”), and was structured as the acquisition of (a) all of the stock of Trans-West Network Solutions, Inc. (“Trans-West”) from the shareholders of Trans-West (the “Trans-West Shareholders”) and (b) all of the membership interest of STN owned by ProLogic Communication, Inc. (“ProLogic” and collectively with the Trans-West Shareholders, the “Seller Parties”). As previously reported, Trans-West, a holding company with no operations, owns eighty percent (80%) of the membership interest of STN and ProLogic owned the other twenty percent (20%), and, accordingly, the Company now owns (directly, in part, and indirectly through Trans West, in other part) one hundred percent (100%) of STN. Collectively, the forgoing transactions are referred to in this Current Report as the “STN Acquisition.” Prior to the STN Acquisition, the Company did not have any relationship with the Seller Parties.
Vicis Equity Infusion
On July 3, 2008, the Company entered into a Securities Purchase Agreement (the “Vicis Agreement”) with Vicis Capital Master Fund, a sub-trust of Vicis Capital Series Master Trust (“Vicis”), pursuant to which Vicis acquired (a) 2,500,000 shares of Series A Convertible Preferred Stock (“Series A Stock”); and (b) a warrant (the “Warrant”) to purchase 250,000,000 shares of common stock of the Company at $0.03 per share (the “Exercise Price”), for an aggregate purchase price of $2,500,000 (“Vicis Equity Infusion”). Furthermore, pursuant to the Vicis Agreement, all of 3,000,000 shares of the Company’s Series B Convertible Preferred Stock (“Series B Stock”) previously owned by Vicis were converted into 3,000,000 shares of Series A Stock. Accordingly, the Company no longer has any outstanding shares of Series B Stock. The Exercise Price is subject to a price adjustment from time to time upon the occurrence of certain events set forth in the Warrant.
The Company accounted for these two transactions as one event for accounting purposes. The $5,500,000 ($2,500,000 in cash and $3,000,000 of principal of Series B Redeemable Preferred Stock) was considered for investment in 5,500,000 shares of Series A Preferred Stock and 250,000,000 warrants to purchase common stock. Initially the $5,500,000 was allocated based on the relative fair value of the Series A Preferred Stock and the warrants issued. The value assigned to the Series A Preferred Stock was reduced to zero as a result of a beneficial conversion feature.
Vicis also purchased and assumed from Hilco Financial, LLC (“Hilco”), and Hilco assigned to Vicis, all credit agreements, loans and promissory notes under which Hilco had loaned money to the Company. The Company consented to such assignments. In connection with such assignments, Hilco transferred to Vicis their warrants to purchase 61,273,835 shares, of common stock of the Company. In addition, Vicis purchased and assumed from Dynamic Decisions (“DD”), and DD assigned to Vicis, all credit agreements, loans and promissory notes under which DD had loaned money to the Company. The Company consented to such assignments.
All Warrants and Series A Stock each contain provisions that limit their holders ability to exercise and convert, as applicable, the Warrant and Series A Stock to the extent that, after such conversion/exercise, the sum of the number of shares of common stock beneficially owned by the holder would result in beneficial ownership by any holder and its affiliates of more than 4.99% of the outstanding shares of common stock.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 1 — Basis of Presentation and Nature of Business (continued)
Vicis Equity Infusion (continued)
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
Note 2 — Liquidity and Capital Resources
The Company completed the STN acquisition on September 23, 2008. As part of the acquisition, the Company was able to rearrange its debt and equity and obtain more favorable terms. The Company has a $2,000,000 line of credit with none outstanding and cash and cash equivalents of $1,998,911 at September 30, 2008. The Company sustained a loss for the nine months ended September 30, 2008 of approximately $4.5 million, sustained losses in 2007 and 2006 and has a retained deficit of approximately $16.1 million. These losses were primarily due to the amortization expense related to the accounting treatment of warrants issued in connection with the debt raised to fund the USVD acquisition. For the nine months ended September 30, 2008 the Company had cash flow from operations of $49,798. Historically, the Company has relied on borrowings and equity financings to maintain its operations. The Company believes it has enough cash to operate for the coming year with its cash on hand, cash to be generated from operations and the borrowing availability on its credit lines. However, the recent economic downturn could have a material affect on its business operations.
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
Property and Equipment (continued)
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
Receivables are concentrated with a small number of customers. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. There were no allowances for credit losses at September 30, 2008 and December 31, 2007.
The amounts reported for cash equivalents, receivables, accounts payable, and accrued liabilities are considered to approximate their market values based on comparable market information available at the respective balance sheet dates and their short-term nature. The Company believes that the notes payable fair values approximate their notional value at September 30, 2008.
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
Redeemable Securities
In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150). SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company classified Series B Stock as a liability in the balance sheet and related accretion being charged to interest expense in the statement of operations. On July 3, 2008, pursuant to the Vicis Agreement, Vicis agreed to convert this Series B Stock to Series A Stock. The Series A Stock is not presently redeemable and has been classified in equity in the consolidated financial statements.
The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. The Company’s preferred stock may be divided into such series as may be established by the Board of Directors. The Board of Directors may fix and determine the relative rights and preferences of the shares of any series established.
The conversion price of the Preferred Stock and the exercise price of the Warrants are subject to adjustment in certain instances, including the issuance by the Company of securities with a lower conversion or exercise price (which occurred as part of the USVD financings and STN financings and acquisition. The Series A Stock has voting rights equivalent to the 30,197,023 shares of common stock into which it can convert. The Series A Stockholders also must approve any change to the Company’s articles of incorporation.
Pursuant to the Vicis Agreement, all the outstanding warrants have been re-priced to $0.03.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 3 — Significant Accounting Policies (continued)
Redeemable Securities (continued)
Upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary, the holders of the shares of Series A Convertible Preferred Stock shall be paid, before any payment shall be paid to the holders of Common Stock, or any other stock ranking on liquidation junior to the Series A Convertible Preferred Stock, an amount for each share of Series A Convertible Preferred Stock held by such holder equal to the sum of (1) the Stated Value thereof and (2) an amount equal to dividends accrued but unpaid thereon, computed to the date payment thereof is made available.
Convertible Securities With Beneficial Conversion Features
Under EITF No.00-27, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates’, to Certain Convertible Instruments,” the Company considered the effect of a beneficial conversion feature of the Series A shares issued in the December 2007 private placement and subsequently issued to Vicis during 2008. During 2008, the Company has attributed a beneficial conversion feature of $1,983,607 to the Series A shares based upon the difference between the relative fair value assigned to costs in Series A Stock and the discount assigned to the warrants and zero (minimum basis). The amount attributable to the beneficial conversion feature has been recorded as a dividend to the holders of the Series A shares during the quarter ended September 30, 2008. Since the redemption requirement of the Series A Stock is contingent on the occurrence of future events, the Company is not accreting the carrying value of the Series A Stock to redemption value and will not do so until the occurrence of any one of those future events becomes probable.
The Company’s Series A Stock is redeemable under certain conditions, including:
•	The Company effecting a merger or consolidation with another entity

•	The Company sells all or substantially all of the Company’s assets

•	The Company’s shareholders approve a tender or exchange offer, or

•	The Company’s holders of the common stock exchange their shares for securities or cash
Accordingly, upon the occurrence of any one of these events, the Series A Stock will become redeemable and the Company will accrete the carrying value of the Series A Stock to redemption value at that time.
During the nine months ended September 30, 2008, certain Series A Stockholders converted 474,990 shares of Series A Stock to 11,143,665 shares of the Company’s common stock.
Goodwill and Intangibles
Goodwill represents the acquisition costs in excess of the fair value of net tangible and intangible assets of the businesses purchased. This premium paid for the acquisitions is based on management’s belief that the acquired technologies, businesses and engineering talent were of strategic importance in the Company’s growth strategy. Intangible assets consist primarily of the value of intellectual property, customer relationships, non-compete agreements, trademarks and goodwill. Goodwill is evaluated annually for impairment, or earlier if indications of impairment exist. The determination as to whether or not goodwill or other intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting units. Changes in operating strategy and market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.
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

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 3 — Significant Accounting Policies (continued)
Extinguishment of Debt
Extinguishments of debt, unless the extinguishment is a troubled debt restructuring or a conversion by the holder pursuant to conversion privileges contained in the original debt issue, requires the difference between the net carrying amount of the extinguished debt and the reacquisition price of the extinguished debt to be recognized currently in income of the period of extinguishment. The reacquisition price of the extinguished debt is to be determined by the value of the common or preferred stock issued or the value of the debt—whichever is more clearly evident.
The extinguishment of convertible debt does not change the character of the security as between debt and equity at that time. Therefore, a difference between the cash acquisition price of the debt and its net carrying amount shall be recognized currently in income in the period of extinguishment as a loss or gain.
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
Warranty Reserves
Reserves are provided for estimated warranty costs when revenue is recognized. The costs of warranty obligations are estimated based on warranty policy or applicable contractual warranty, historical experience of known product failure rates and use of materials and service delivery charges incurred in correcting product failures. Specific warranty accruals may be made if unforeseen technical problems arise. If actual experience, relative to these factors, adversely differs from these estimates, additional warranty expense may be required. At September 30, 2008, the Company has accrued $247,417 of warranty expense and $0 accrued at December 31, 2007. The Company’s warranty accrual takes into account the telecommunications equipment covered by original equipment manufacturer warranties. Prior to September 30, 2008, warranty costs not covered by the original equipment manufacturer warranty’s were not considered material the financial statements

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 3 — Significant Accounting Policies (continued)
Advertising
The Company recognizes advertising expenses as incurred.
Reclassifications
Certain prior year amounts have been reclassified to conform to the 2008 presentation.
Earnings Per Common Share
Basic and diluted net income per common share is presented in conformity with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128) for all periods presented. Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net loss available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding. At September 30, 2007, there were potentially dilutive securities outstanding consisting of Series A Preferred stock, warrants, and stock options issued to employees. At September 30, 2008, there were potentially dilutive securities outstanding consisting of Series A Preferred Stock, convertible debt, warrants, and stock options issued to employees. The potential shares would be anti-dilutive during 2008 and as such have not been considered in the calculation of earnings per share. At September 30, 2008, the number of potentially dilutive shares, that are anti-dilutive at September 30, 2008 consists of 19,200,000 stock option shares, 12,226,716 series A preferred stock shares (exercisable into 407,557,200 common shares), and 544,440,793 common shares purchase warrants.
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
In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets, (the“FSP”) which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142. The FSP amends paragraph 11(d) of SFAS No. 142 to require an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset.
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
Recent Accounting Pronouncements (continued)
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
Level 1—quoted prices in active markets for identical assets and liabilities.
Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3—unobservable inputs.
The adoption of FAS 157 did not have an effect on the Company’s financial condition or results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of September 30, 2008, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on the guidance in SFAS 157. At September 30, 2008 all financial assets consisted of cash and cash equivalents at financial institutions in the United States.
Note 4 —Billings in Excess of Revenues
Billings in excess of revenues at September 30, 2008 and December 31, 2007 consisted of the following:

	Quarter ended	Year Ended
	September 30,	December 31,
	2008	2007
Customer deposits and deferred income on installation contracts	$2,135,820	$718,574
Deferred revenue on maintenance contracts	1,945,915	1,057,697

	$4,081,735	$1,776,271

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 5 —Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2008	2007
Accounts payable, trade	$1,769,104	$981,766
Accrued warranty liability	247,417	—
Other accrued expenses	325,713	—

Total	$2,342,234	$981,766

Note 6 —Long Term Debt
Long-term debt as of September 30, 2008 and December 31, 2007 consisted of the following:

	September 30,	December 31,
	2008	2007
Note payable to an individual, unsecured, accruing interest at 2% per annum, with monthly payments of $5,215 due September 1, 2010	$113,154	$153,066
Note payable to executive officers and shareholders, unsecured, accruing interest at 0% per annum, due in installments over 3 years with a maturity date of September 30, 2010, less unamortized discount of $127,701 and $283,368, respectively	1,472,299	2,816,632
Notes payable to an individual, unsecured, accruing interest at 7% per annum, with monthly payments of $1,130 due May 1, 2011	33,819	40,361
Note payable to executive officer and shareholders, unsecured, accruing interest at 7% per annum, with monthly payments of $1,343, due September 1, 2009	21,765	28,558
Notes payable to shareholder, unsecured, accruing interest at 7% per annum, with monthly payments of $6,432 due June 1, 2010	132,437	176,547
Note payable to Vicis, secured by all assets of the Company, accruing interest at 10% per annum, principal and accrued interest due in full September 26, 2008. Principal amount due of $7,088,301. Formerly payable to Hilco Financial, LLC. Note was assigned to Vicis on June 18, 2008 and subsequently extinguished on September 23, 2008	—	3,235,930
Note payable to Dynamic Decisions Strategic Opportunities, unsecured, accruing interest at 10% per annum, total principal and accrued interest due September 26, 2008. Note was subsequently assigned to Vicis on July 3, 2008 and subsequently extinguished on September 30, 2008. This note had an unamortized discount of $403,677 at December 31, 2007	—	596,323
Series B Preferred Stock issued to Vicis Capital, unsecured, accruing interest at 16% per annum, matured on December 27, 2007, converted to series A preferred stock on July 3, 2008	—	3,000,000
Subordinated Note Payable to Vicis Capital Master Fund, accruing interest at 10%, maturing April 15, 2010, subordinated to the Chatham senior note. Net of discount of $151,619. (STN acquisition.)	1,348,381	—
Senior note payable, Chatham Investment Fund III, LLC and Chatham Investment Fund III QP, LLC, accruing interest at the LIBOR rate plus 9.00%, payments of $83,333 beginning on the first of the month after 6 months from the closing date, with the balance due on the third anniversary of the closing date of September 23, 2008, net of unamortized discount of $2,901,388. (STN acquisition)	4,098,612	—
Secured notes payable to Enterprise Fleet Services, accruing interest at 5% per annum, with monthly payments of $1,476, maturing June 1, 2010. Notes are secured by vehicles	57,034	—
Secured notes payable to GMAC, accruing interest at 9.25% with monthly payments of $2,272, maturing July 14, 2012. Notes are secured by vehicles	87,468	—
Secured notes payable to Huntington Bank, accruing interest at a prime rate plus 3.73% with monthly payments of $383, with a maturity date of March 28, 2009. Note is secured by a vehicle	1,531	10,666
Secured notes payable to NEC Financial Services, accruing interest at 11.25% with monthly payments of $1,128, with a maturity date of February 25, 2011. Note is secured by testing equipment	42,721	—

Total long term debt	7,409,221	10,058,083

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 6 —Long Term Debt (continued)

	September 30,	December 31,
	2008	2007
Less current portion	(3,907,355)	(8,207,900)

Long term portion	$3,501,866,	$1,850,183

Principal maturities of long-term debt as of September 30, 2008 are as follows:

Nine months Ending September 30,	Gross
2008	$81,337
2009	4,141,644
2010	1,139,001
2011	5,208,401
2012	19,546

10,589,929
Less: Unamortized discounts	3,180,708

Net of Discounts	$7,409,221

Warrants Issued in Connection with Financing
In connection with the foregoing financing of the acquisition of USVD and STN, the Company issued debt at a discount.
A summary of the notes payable and discounts is as follows:
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

On July 3, 2008, the Hilco Senior Convertible Note and warrants were assumed by Vicis.
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

On July 3, 2008, the DD Subordinated Convertible Note and warrants were assumed by Vicis.
Warrants Issued in Connection with Financing (continued)
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

The Series B Preferred Stock and warrants were converted on July 3, 2008 to Series A Stock.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 6 —Long Term Debt (continued)
As a result of these contract provisions, the USVD Seller’s Note balance at Inception (September 14, 2007) was adjusted as follows:

Notional balance of USVD Seller’s Note	$3,100,000
Adjustments:
Discount for imputed interest	(352,066)

USVD Seller’s Note balance, net of unamortized discount at September 14, 2007	$2,747,934

USVD Seller’s Note at September 30, 2008-
The USVD Seller’s Note balance on the consolidated balance sheet as of September 30, 2008 is comprised of the following:

Notional balance of USVD Seller’s Note at September 30, 2008	$1,600,000
Adjustments:
Unamortized discount	(127,701)

USVD Seller’s Note balance, net of unamortized discount at September 30, 2008	$1,472,299

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
As previously reported, as of July 3, 2008, Vicis purchased and assumed from Hilco Financial, LLC (“Hilco”), the Company’s prior senior lender, and from Dynamic Decisions Growth Premium Fund (“DD”), the Company’s prior mezzanine lender, all their credit agreements, loans and promissory notes under which Hilco and DD had loaned to the Company representing an aggregate of $8,100,000 (“Vicis Debt”). In connection with the closing of the STN Acquisition and the Chatham Financing, Vicis and the Company entered into, and closed upon, a Securities Purchase and Loan Conversion Agreement, dated September 23, 2008, pursuant to which the Company, in full satisfaction of the Vicis Debt: (i) paid $2,250,000 in cash to Vicis; (ii) delivered to Vicis a subordinated note in the principal amount of $1,500,000, bearing interest at 10% and maturing on April 15, 2010; and (iii) converted the balance of the Vicis Debt (assumed from Hilco and DD), including all accrued interest of $676,384, in the combined aggregate amount of $5,026,384, into 5,026,384 shares of the Company’s Series A Convertible Preferred Stock. Vicis entered into a subordination agreement with Chatham, wherein Vicis agreed to subordinate the Vicis Subordinated Note to the Loans. As a result, all Prior Credit Documents have been terminated effective September 23, 2008.
The Company concluded that the cash and the Series A Stock exchanged for equal amounts of debt would result in no gain or loss on the extinguishment. The Company determined that the remaining $1,500,000 of debt at 15% per annum market rate had a fair value of $151,619 less than the new debt of $1,500,000 at 10% per annum actual rate due to the difference in interest rates. Therefore the Company recognized a gain on the extinguishment of $151,619. The Company determined that the new debt should be carried at its appropriate fair value and the difference to the old debt’s carrying value at exchange is a gain or loss on extinguishment.

Notional balance of Vicis Note	$1,500,000
Adjustments:
Discount for warrant issued (based on relative fair value assigned)	(151,619)

Vicis Senior Convertible Note balance, net of unamortized discount at September 23, 2008	$1,348,381

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 6 —Long Term Debt (continued)
Long-term Debt — Acquisition of STN
Concurrently with the closing of the STN Acquisition, the Company and its five subsidiaries (U.S. Voice and Data, LLC, Brookside Technology Partners, Inc., Acquisition Sub, Trans-West and STN (hereinafter, the Company and its five subsidiaries collectively are referred to as the “Borrowers”) entered into a Credit Agreement (the “Chatham Credit Agreement”) with Chatham Investment Fund III, LLC, Chatham Investment Fund III QP, LLC and Chatham Credit Management III, LLC (“Chatham”), pursuant to which Chatham agreed to provide a $7,000,000 term loan and a $2,000,000 revolving line of credit (collectively the “Loans”). The Loans are evidenced by a Term Note and a Revolving Note. As a condition precedent to the extension of the Loans: (a) the Company entered into a Pledge Agreement, dated September 23, 2008, pursuant to which the Company pledged the stock of each subsidiary owned by it as collateral to secure payment of the Loans; (b) the Company granted to Chatham a Warrant to purchase an aggregated of 140,930,835 shares of Company’s Common Stock (“Chatham Warrants”); and (c) the Company entered into a Warrant Purchase and Registration Rights Agreement, dated September 23, 2008, pursuant to which, among other things, the Company agreed to register the resale of the shares underlying the Chatham Warrants upon demand by Chatham. The Loans have a term of three years and bear interest, at the following rates: (i) with respect to the Revolving Note, LIBOR plus 4.00% per annum, and (ii) with respect to the Term Loan, LIBOR Rate plus 9.00% per annum. Additionally, the Chatham Credit Agreement contains standard representations, warranties and covenants that require the Company, on a consolidated basis, to maintain at the end of each month: (1) a fixed charge coverage ratio for the 12 months then ended of at least 1.75:1; and (2) a leverage ratio as of the last day of such fiscal month and for the 12 months then ended of not more than 3:1, in each case calculated as set forth in the Credit Agreement. The forgoing transactions (the “Chatham Financing”) were consummated on September 23, 2008. Prior to the closing of the Chatham Financing, the Company did not have any relationship with Chatham. The Company is currently in compliance with its debt covenants with Chatham and does not foresee non-compliance in the next 12 months.
As a result of the note provisions, the Notional balance of Chatham Senior Convertible Note balance at Inception (September 23, 2008) was adjusted as follows:

Notional balance of Chatham Senior Convertible Note	$7,000,000
Adjustments:
Discount for warrant issued (based on relative fair value assigned)	(2,901,388)

Chatham Senior Convertible Note balance, net of unamortized discount at September 23, 2008	$4,098,612

The following assumptions were used in the preparation of the Warrant valuations using the Black-Scholes method, at inception (September 23, 2008):

Chatham Note
Assumptions	Warrant
Dividend yield	0.00%
Risk-free interest rate	4.21%
Volatility	61.55%
Expected Term	5 years
Change in unamortized discount and loan costs of the Convertible Note -
For the quarter and nine months ended September 30, 2008, the discount on the above Notes changed for amortization of discounts in connection with the notes. The total discount on the Convertible Notes changed from $8,338,342 at inception to $3,848,016 at December 31, 2007, then to $3,180,708 at September 30, 2008. There was $3,006,498 of new discounts generated in 2008. Unamortized discounts totaling $4,490,326 were amortized to expense over the terms of the notes during the year ended 2007, and $1,003,282 and $3,673,806 were amortized to expense during the quarter and nine months ended September 30, 2008, respectively.

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

2008 (remaining portion)	$130,814
2009	451,525
2010	302,583
2011	181,062
2012	76,870
Rental expense for operating leases for the quarters ended September 30, 2008 and 2007, was approximately $119,000 and $30,000, respectively. Rental expense for operating leases for the nine months ended September 30, 2008 and 2007, was approximately $335,000 and $43,000, respectively.
Liquidated Damages Under Registration Payment Arrangements
The Company has accrued $154,400, which is included in other current liabilities in the accompanying consolidated balance sheets for September 30, 2008 and December 31, 2007 related to expected liquidated damages that will be paid in cash or by issuance of additional common shares or warrants for common shares under various registration rights agreements related to preferred shares, conversion rights and warrants for common shares.
Litigation
The Company is not involved in any claims or legal actions, other than those that arise in the normal course of business.
Risk Management
The Company maintains various forms of insurance that the Company’s management believes are adequate to reduce the exposure to property and general liability risks to an acceptable level.
Note 8 — Series A 8% Convertible Preferred Stock
On July 3, 2008, the Company entered into a Securities Purchase Agreement (the “Vicis Agreement”), pursuant to which Vicis acquired (a) 2,500,000 shares of Series A Convertible Preferred Stock (“Series A Stock”); and (b) a warrant (the “Warrant”) to purchase 250,000,000 shares of common stock of the Company at $0.03 per share (the “Exercise Price”), for an aggregate purchase price of $2,500,000. Furthermore, pursuant to the Vicis Agreement, all of 3,000,000 shares of the Company’s Series B Convertible Preferred Stock previously owned by Vicis were converted into 3,000,000 shares of Series A Stock. Accordingly, the Company no longer has any outstanding shares of Series B Stock. The Exercise Price is subject to a price adjustment from time to time upon the occurrence of certain events set forth in the Warrant.
The Company evaluated the issuance of the $5,500,000 ($2,500,000 in cash and $3,000,000 in principal on the Series B Redeemable Preferred Stock) for the 5,500,000 shares of Series A Preferred Stock and 250,000,0000 warrants to purchase common stock and assigned the values to the Series A and the warrants based on the relative fair values. The warrants were valued using the Black-Scholes valuation model, 0.0% dividend yield, a risk free rate of return of 4.21%, volatility of 181.04% and a five year term. Under EITF No.00-27, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates’, to Certain Convertible Instruments,” the Company considered the effect of a beneficial conversion feature of the Series A shares issued and the conversion of the Series B stock to Series A. The Company has attributed a beneficial conversion feature of $1,983,607 to the Series A shares based upon the difference between the effective conversion price of those shares and the fair value of the Company’s common stock on the date of issuance of the Series A shares. The carrying value of the Series A shares was reduced to zero with a corresponding entry to additional paid in capital. The amount attributable to the beneficial conversion feature, $1,983,607 has

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 8 — Series A 8% Convertible Preferred Stock (continued)
been recorded as a dividend to the holders of the Series A shares. Since the redemption requirement of the Series A shares is contingent on the occurrence of future events, the Company is not accreting the carrying value of the Series A shares to redemption value and will not do so until the occurrence of any one of those future events becomes probable.
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
Additionally, Vicis purchased and assumed from Hilco, the Company’s prior senior lender, and from DD, the Company’s prior mezzanine lender, all their credit agreements, loans and promissory notes under which Hilco and DD had loaned to the Company representing an aggregate of $8,100,000 (“Vicis Debt”). In connection with the closing of the STN Acquisition and the Chatham Financing, Vicis and the Company entered into, and closed upon, a Securities Purchase and Loan Conversion Agreement, dated September 23, 2008, pursuant to which the Company, in full satisfaction of the Vicis Debt: (i) paid $2,250,000 in cash to Vicis; (ii) delivered to Vicis a subordinated note in the principal amount of $1,500,000, bearing interest at 10% and maturing on April 15, 2010; and (iii) converted the balance of the Vicis Debt (assumed from Hilco and DD), including all accrued interest of $676,384, in the combined aggregate amount of $5,026,384, into 5,026,384 shares of the Company’s Series A Convertible Preferred Stock. Vicis entered into a subordination agreement with Chatham, wherein Vicis agreed to subordinate the Vicis Subordinated Note to the Loans. As a result, all Prior Credit Documents have been terminated effective September 23, 2008.
Note 9 — Related Party Transactions
The Company has notes payable to officers and shareholders of the Company. The balance of these notes payable was $1,754,201 and $3,305,105 at September 30, 2008 and December 31, 2007, respectively.
Note 10 — Cost of Sales
For the periods ended September 30, 2008 and 2007, costs of sales consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Equipment costs	$2,474,018	$493,614	$6,188,871	$1,021,798
Contract labor	17,322	41,005	131,743	85,797
Direct labor	259,876	—	748,761	—
Sales commissions and selling costs selling costs	42,310	15,277	68,411	22,439
Software assurances costs	283,052	—	286,875	—
Lite warranty costs	69,036	—	169,052	—
Other costs	29,914	5,321	62,620	16,831

	$3,175,528	$555,217	$7,656,333	$1,146,865

Note 11 — General and Administrative Expenses
For the Three and Nine months ended September 30, 2008 and 2007, general and administrative expenses consisted of the following:

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 11 — General and Administrative Expenses (continued)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Employee compensation and benefits	$853,885	$470,361	$2,457,672	$1,062,769
Bad Debt Expense	1,293	—	2,029	—
Telephone	52,648	12,755	139,274	32,827
Travel expense	130,276	76,282	198,742	110,291
Occupancy	118,927	29,971	335,120	42,854
Professional fees	121,572	145,515	527,562	232,225
Other	600,174	106,246	1,963,862	153,432

	$1,878,775	$841,130	$5,624,261	$1,634,398

Note 12 — Employee Benefit Plan
USVD, the Company’s subsidiary, has a 401(k) profit sharing plan (the Plan) and other employee health and benefit plans. The Plan allows all eligible employees to defer a portion of their income on a pretax basis through contributions to the Plan. The Company has made 401(k) matching contributions of $35,649 and $0 for the quarters ended September 30, 2008 and 2007, respectively. The Company has made 401(k) matching contributions of $75,717 and $0 for the nine months ended September 30, 2008 and 2007, respectively.
The Company provides group health and other benefits to its employees through plans that cover all employees that elect to be covered. The Company’s share of group health care costs was approximately $117,000 for the quarter ended September 30, 2008 and $11,000 for the quarter ended September 30, 2007 approximately $219,000 for the nine months ended September 30, 2008 and $22,000 for the nine months ended September 30, 2007 and such amounts have been included in employee compensation and benefits expense.
Note 13 — Acquisition of US Voice & Data, LLC
On September 26, 2007, the Company acquired all of the membership interest of USVD. The purchase price of $15,429,242 was paid through a combination of common stock, cash at closing and a seller note. Cash paid at closing was $9,938,690. The Company issued 7,000,000 shares of its common stock valued at $.335 per share on September 14, 2007. Also, the Company owes the Sellers a note payable of $3,100,000 with a maturity date of September 30, 2010, and an additional amount paid to Sellers of $356,160 in February 2008 based on a “true-up” calculation of net worth at September 14, 2007. Additionally, the Purchase Agreement provides the Sellers with the opportunity to earn additional stock or cash consideration in the form of a three-year performance based earnout. During the nine months ended September 30, 2008, the Company has repaid $1,500,000 on the note. The amount due as of September 30, 2008 is $1,600,000.
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

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 13 — Acquisition of US Voice & Data, LLC (continued)
Goodwill represents the acquisition costs in excess of the fair value of net tangible and intangible assets of the businesses purchased. This premium paid for the acquisitions is based on management’s belief that the acquired technologies, businesses and engineering talent were of strategic importance in the Company’s growth strategy. Intangible assets consist primarily of the value of intellectual property, customer relationships, non-compete agreements, trademarks and goodwill (1). Goodwill is evaluated annually for impairment, or earlier if indications of impairment exist. The determination as to whether or not goodwill or other intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting units. Changes in operating strategy and market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.
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
Operating results from the acquired business is included in the condensed consolidated statements of operations from the date of acquisition. A summary of the purchase price allocation is as follows:
(1)	An initial preliminary allocation has been made to intangible assets as of the December 31, 2007. Management will determine the proper value of intangible assets acquired from USVD, Inc. and allocate any additional adjustments of the goodwill to intangible assets within the twelve months after the acquisition date.
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

EBITDA Earnout to the Sellers of USVD:
Pursuant to the Stock Purchase Agreement the Company is required to pay the Seller’s (Scott Diamond and Mike Fischer) 50% of the amount of EBITDA earned by USVD in excess of $2,500,000 on an annual basis (Calendar Year) (the “EBITDA Earnout”). This EBITDA Earnout would be recorded as an increase to Goodwill, and a Current Liability. As of September 30, 2008, USVD has not met this target of $2500,000, therefore, we have not accrued for it. In addition, the Company paid $100,000 for non-compete agreements.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 14 — Acquisition of Standard Tel Networks, LLC
On September 23, 2008, Brookside Technology Holdings Corp. (the “Company), through its wholly owned subsidiary, Standard Tel Acquisitions, Inc. (“Acquisition Sub”), acquired Standard Tel Networks, LLC (“STN”), an independent distributor of high quality, turnkey converged voice and data business communications products and services with California offices in the San Francisco Bay Area, Sacramento, San Diego and headquartered in Huntington Beach. The acquisition was conducted pursuant to a previously-disclosed Stock and Membership Interest Purchase Agreement dated July 17, 2008 (the “Purchase Agreement”), and was structured as the acquisition of (a) all of the stock of Trans-West Network Solutions, Inc. (“Trans-West”) from the shareholders of Trans-West (the “Trans-West Shareholders”) and (b) all of the membership interest of STN owned by ProLogic Communication, Inc. (“ProLogic” and collectively with the Trans-West Shareholders, the “Seller Parties”). As previously reported, Trans-West, a holding company with no operations, owns eighty percent (80%) of the membership interest of STN and ProLogic owned the other twenty percent (20%), and, accordingly, the Company now owns (directly, in part, and indirectly through Trans West, in other part) one hundred percent (100%) of STN. Collectively, the forgoing transactions are referred to in this Current Report as the “STN Acquisition.” Prior to the STN Acquisition, the Company did not have any relationship with the Seller Parties.
At the closing of the STN Acquisition, the Company issued to the Seller Parties 40,843,376 shares of the Company’s common stock and paid to the Seller Parties $3,209,263 in cash. However, pursuant to the Purchase Agreement, one-half of such shares and $500,000 of the cash payment are being held in escrow subject to certain post-closing purchase price adjustments and indemnification obligations.
In connection with the STN acquisition, the Company entered into Restrictive Covenant Agreements with the Seller Parties, pursuant to which the Seller Parties, subject to certain limited exceptions, agree not to use or disclose confidential information belonging to the Company or STN and not to compete with the Company nor to solicit its customers or employees. Additionally, the Company caused STN to enter into an Employment Agreement with Michael Promotico, with an initial term of three years, pursuant to which he will serve as STN’s Chief Executive Officer (the “Employment Agreement”). The Employment Agreement contains standard terms and provisions, including non-competition and confidentiality provisions and provisions relating to early termination and constructive termination, and provides for an annual base salary, performance incentives, certain standard benefits and stock options at an exercise price equal to the fair market value of the shares on the closing date.
A summary of the acquisition is as follows:
The Acquisition of STN was accounted for under the purchase method of accounting that requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair market value. The judgments made in determining the estimated fair values assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact net income. Additional adjustments may be made to the purchase price based on EBITDA and net assets estimated at the time of acquisition. The purchase price was allocated to the assets acquired and liabilities assumed, based on estimated fair values at the date of the acquisition.
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

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 14 — Acquisition of Standard Tel Networks, LLC (continued)
Operating results from the acquired business is included in the condensed consolidated statements of operations from the date of acquisition. A summary of the purchase price allocation is as follows:
(1)	An initial preliminary allocation has been made to intangible assets as of the September 30, 2008. Management will determine the proper value of intangible assets acquired from STN, LLC and allocate any additional adjustments of the goodwill to intangible assets within the twelve months after the acquisition date.
Operating results from the acquired business is included in the condensed consolidated statements of operations from the date of acquisition. A summary of the purchase price allocation is as follows:

Purchase price -
Cash paid	$3,209,265
Stock issued	1,169,755
Legal & other acquisition costs	138,619

Acquisition costs	4,517,639

Net fair value of assets acquired and liabilities assumed	(49,375)

Excess of cost over fair value of tangible assets acquired	$4,468,264

Value assigned to customer contracts acquired	(900,000)

Goodwill acquired	$3,568,264

Fair value of assets acquired and liabilities assumed -
Cash acquired	$522,319
Accounts receivable	1,176,392
Inventory and work in progress	902,777
Property and equipment	122,677
Other assets	42,593
Accounts payable and accrued expenses	(787,336)
Customer deposits and deferred income	(1,842,579)
Installment loan	(87,468)

Net fair value of assets acquired and liabilities assumed	$49,375

The following unaudited pro forma financial information presents the results of operations for the quarters and nine months ended September 30, 2008 and 2007 as if the acquisitions had occurred at the beginning of each period presented. The pro forma financial information has been adjusted for the effect of interest paid on the term loan and the reduced interest earned on cash used in the acquisition of USVD and STN. The pro forma financial information for the combined entities has been prepared for comparative purposes only and is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of each period presented, or of future results.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 14 — Acquisition of Standard Tel Networks, LLC

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Pro forma net revenues	$7,594,976	$3,891,696	$21,460,421	$21,734,227
Pro forma net income (loss)	(1,056,987)	(1,398,801)	(4,661,891)	(1,585,774)

Pro forma net income per share:
Diluted	$(0.01)	$(0.01)	$(0.05)	$(0.020)

Note 15 — Stock-Based Compensation
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
The Company recognized $53,333 and zero compensation expense for options for the quarters ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, the Company recognized $168,333 and $915,000, respectively.
A summary of the changes in the total stock options outstanding during the nine months ended September 30, 2008 follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2007	14,000,000	$0.186
Granted	5,200,000	$0.04
Forfeited or expired	—	—
Exercised	—	—
Outstanding at September 30, 2008	19,200,000	$0.147
Vested and exercisable at September 30, 2008	13,983,333	$0.162
The weighted average remaining term of the options is approximately 4 years at September 30, 2008. All stock options issued in 2007 had a exercise price of $0.186 per share. The grant date fair value was approximately $0.087 per share.
At September 30, 2008, there was $193,467 of total unrecognized compensation cost related to non-vested stock option awards that are expected to be recognized over a weighted-average period of 1-5 years.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 16 — Warrants
Warrants
The following is a summary of the warrants outstanding as of September 30, 2008.

	Outstanding	Exercise Price
Series A *	24,327,753	$0.03
Series B	37,498,836	$0.03
Series C	5,329,534	$0.03
Series D **	25,080,000	$0.03
Series E	61,273,835	$0.03
Series F	250,000,000	$0.03
Chatham	140,930,835	$0.03

Total warrants	544,440,793

*	Includes 2,628,917 penalty warrants

**	Includes 1,080,000 penalty warrants.
The Company has warrants, common stock options and convertible Series A preferred stock that could potentially convert to 1,111,085,033 shares of common stock. Currently, the Company has 1,000,0000 shares authorized. EITF 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock addresses issues relating to financial instruments that must be settled in with the Company’s common stock. In some circumstances if the Company does not have enough authorized shares, outstanding common stock warrants could be classified as liabilities. The Company has classified all warrants as permanent equity since the number of authorized shares is within the Company’s control.

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
On September 26, 2007, we acquired all of the membership interest of US Voice & Data, LLC, an Indiana Limited Liability Company (“USVD”) from The Michael P. Fischer Irrevocable Delaware Trust under Agreement dated April 5, 2007, and The M. Scott Diamond Irrevocable Delaware Trust under Agreement dated April 23, 2007 (the “Sellers”), pursuant to a Membership Interest Purchase Agreement closed on such date (the “Purchase Agreement”). USVD, headquartered in Louisville, Kentucky, with offices in Lexington, Kentucky and Indianapolis, Indiana, is a regional provider of telecommunication services, including planning, design, installation and maintenance for converged voice and data systems. The purchase price of $15,429,242 was paid through a combination of common stock, cash and a seller note. Cash paid at closing was $9,938,690. Subsequent to the closing there was a $356,160 seller true-up, which was paid in February 2008. The Company issued 7,000,000 shares of its common stock valued at $.335 per share on September 14, 2007. Also, the Company owes the Sellers a note payable of $2,747,934, net of original issue discount of $352,066, with a maturity date of September 30, 2010. Additionally, the Purchase Agreement provides the Sellers with the opportunity to earn additional stock or cash consideration in the form of a three-year performance based EBITDA earnout.
Reverse Stock Split
On August 4, 2008, the Board of Directors has unanimously adopted a resolution approving, declaring advisable and recommending to the stockholders for their approval, and the shareholders of the Company who collectively own a majority of the outstanding shares of the Company’s Common Stock, Series A Preferred Stock and Series B Preferred Stock, voting as a single class on an as converted basis, have approved by written consent in lieu of a meeting, a reverse stock split of the Company’s Common Stock at a ratio between 1-for-10 and 1-for-100, as determined at the discretion of the Board of Directors to be in the best interests of the Company. The Board of Directors believes that approval of a range of reverse split ratios, rather than approval of a specific reverse split ratio, provides the Board of Directors with maximum flexibility to achieve the purposes of the reverse stock split. The Company’s Board of Directors may implement the reverse stock split at any time prior to December 31, 2008, after which time its authority to implement the reverse stock split shall expire, and may set the ratio of the reverse stock split within the ranges set forth above. The Board of Directors also has the right to abandon the reverse stock split at any time. The Board of Directors will aim to set the ratio at the lowest ratio that will achieve the purposes of the reverse stock split. The judgment of the Board of Directors as to the ratio shall be conclusive.
Increase in Authorized Shares
On August 4, 2008, the Company filed Articles of Amendment to its Articles of Incorporation (the “Amendment”) with the Florida Department of State increasing the number of shares of Common Stock that the Company has the authority to issue from Two Hundred and Fifty Million (250,000,000) shares to One Billion (1,000,000,000) shares. The Amendment was approved and adopted by the shareholders of the Company on June 13, 2008.
Acquisition of Standard Tel Networks, LLC
On September 23, 2008, Brookside Technology Holdings Corp. (the “Company), through its wholly owned subsidiary, Standard Tel Acquisitions, Inc. (“Acquisition Sub”), acquired Standard Tel Networks, LLC (“STN”), an independent distributor of high quality, turnkey converged voice and data business communications products and services with California offices in the San Francisco Bay Area, Sacramento, San Diego and headquartered in Huntington Beach. The acquisition was conducted pursuant to a previously-disclosed Stock and Membership Interest Purchase Agreement dated July 17, 2008 (the “Purchase Agreement”), and was structured as the acquisition of (a) all of the stock of Trans-West Network Solutions, Inc. (“Trans-West”) from the shareholders of Trans-West (the “Trans-West Shareholders”) and (b) all of the membership interest of STN owned by ProLogic Communication, Inc. (“ProLogic” and collectively with the Trans-West Shareholders, the “Seller Parties”). As previously reported, Trans-West, a holding company with no operations, owns eighty percent (80%) of the membership interest of STN and ProLogic owned the other twenty percent (20%), and, accordingly, the Company now owns (directly, in part, and indirectly through Trans West, in other part) one hundred percent (100%) of STN. Collectively, the forgoing transactions are referred to in this Current Report as the “STN Acquisition.” Prior to the STN Acquisition, the Company did not have any relationship with the Seller Parties.
Vicis Equity Infusion
In July 3, 2008, Brookside Technology Holdings Corp. (the “Company”) entered into a Securities Purchase Agreement (the “Vicis Agreement”) with Vicis Capital Master Fund, a sub-trust of Vicis Capital Series Master Trust (“Vicis”), pursuant to which Vicis acquired (a) 2,500,000 shares of Series A Convertible Preferred Stock (“Series A Stock”); and (b) a warrant (the “Warrant”) to purchase 250,000,000 shares of common stock of the Company at $0.03 per share (the “Exercise Price”), for an aggregate purchase price of $2,500,000 (“Vicis Equity Infusion”). Furthermore, pursuant to the Vicis Agreement, all of 3,000,000 shares of the Company’s Series B Convertible Preferred Stock (“Series B Stock”) previously owned by Vicis were converted into 3,000,000 shares of Series A Stock. As a result, interest will accrue as a preferred stock dividend (payable in cash or common stock) at 8% versus 16%. Accordingly, the Company no longer has any outstanding shares of Series B Stock. The Exercise Price is subject to a price adjustment from time to time upon the occurrence of certain events set forth in the Warrant.

Vicis also purchased and assumed from Hilco Financial, LLC (“Hilco”) and Dynamic Decisions (“DD”), and Hilco and DD assigned to Vicis, all credit agreements, loans and promissory notes under which Hilco and DD had loaned money to the Company. The Company consented to such assignments. Effective June 18, 2006, Vicis has reduced the interest rate to accrue at 10% and has waived all defaults. In connection with such assignments, Hilco transferred to Vicis their warrants to purchase 61,273,835 shares, of common stock of the Company.
All Warrants and Series A Stock each contain provisions that limit their holders ability to exercise and convert, as applicable, the Warrant and Series A Stock to the extent that, after such conversion/exercise, the sum of the number of shares of common stock beneficially owned by the holder would result in beneficial ownership by any holder and its affiliates of more than 4.99% of the outstanding shares of common stock.
As a result of Vicis equity infusion described above, the exercise price of all of the Company’s outstanding warrants, including the warrants transferred to Vicis from Hilco and DD, has been reset to $0.03 pursuant to the price protection provisions of those warrants. Additionally, the conversion price of all outstanding shares of Series A Stock, including those previously owned by Vicis, has been reset to $0.03 pursuant to the price protection provisions of the Series A Stock.
Overview of Business
We are the holding company for Brookside Technology Partners, Inc, a Texas corporation (“Brookside Technology Partners”), and US Voice & Data, LLC, an Indiana Limited Liability Company (“USVD”), Standard Tel Acquisitions, Inc, a California Corporation (“Acquisition Sub”), Trans-West Network Solutions, Inc., (“Trans-West”), a California Corporation and Standard Tel Networks, LLC, a California Limited Liability Company (“STN”) and all operations are conducted through these (five) wholly owned subsidiaries.
Headquartered in Huntington Beach, California, STN is an independent distributor of high quality, turnkey converged voice and data business communications products and services. STN has California offices in the San Francisco Bay Area, Sacramento, San Diego and headquartered in Huntington Beach.
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
Collectively, the subsidiary companies market converged business communications products from Mitel, Inter-tel (owned by Mitel), Nortel and NEC. Combined this represents approximately 50% of the Company’s revenues with the remaining 50% generated by Service, Support, Maintenance and other recurring revenues from our existing customer base.
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

Revenues, Cost of Sales and Gross Margins
Total revenues from operations for the quarter ended September 30, 2008 were $5,657,123 compared to $927,036 reported for the same period in 2007, representing an increase of $4,730,087 or 510%. This increase in revenues is primarily due to acquisition of US Voice & Data, LLC (“USVD”), which accounted for $4,281,067 of the increase. $149,913 of the increase is due to the acquisition of Standard Tel Networks, LLC (“STN”), which closed on September 23, 2008 and had seven days of results from operations in the quarter. The remaining increase of $299,107 was due to the increase in revenues at Brookside Technology Partners, Inc (“Brookside Technology Partners”) as a result of sales initiatives put in place by management in 2008. Total revenues from operations for the nine months ended September 30, 2008 were $14,398,636 compared to $1,928,475 reported for the same period in 2007, representing an increase of $12,470,161 or 647%. This increase in revenues is primarily due to acquisition of USVD, which accounted for $11,607,281 of the increase. $149,913 of the increase is due to the acquisition of STN, which closed on September 23, 2008 and had seven days of results from operations in the period. The remaining increase of $712,967 was due to the increase in revenues at Brookside Technology Partners as a result of sales initiatives put in place by management in 2008.
Cost of sales was $3,175,528 for the quarter ended September 30, 2008 compared to $555,217 for the quarter ended September 30, 2007, an increase of $2,620,311 or 472%. This increase in cost of sales is in conjunction with the increase in revenues due to the acquisition of USVD, which accounted for $2,459,294 of the increase. $63,116 of the increase was due to the acquisition of STN. The remaining increase of $97,901 was due to the cost of goods sold associated with the increased revenues at Brookside Technology Partners. As a percentage of sales, cost of sales was 56% and 60% for the quarter ended September 30, 2008 and 2007, respectively. This decrease was primarily due to increased profit margin realized on sales consummated in the third quarter 2008 versus the comparative period in 2007. This improvement in cost of sales as a percentage of sales is primarily attributable to the Company’s universal focus on higher margin, application specific value added sales approach. Cost of sales was $7,656,333 for the nine months ended September 30, 2008 compared to $1,146,865 for the nine months ended September 30, 2007, an increase of $6,509,468 or 588%. This increase in cost of sales is is in conjunction with the increase in revenues due to the acquisition of USVD, which accounted for $6,077,410 of the increase. $63,116 of the increase was due to the acquisition of STN. The remaining increase of $368,942 was due to the cost of goods sold associated with the increased revenues at Brookside Technology Partners. As a percentage of sales, cost of sales was 53% and 59% for the quarter ended September 30, 2008 and 2007, respectively. This decrease was primarily due to increased profit margin realized on sales consummated in the first nine months of 2008 versus the comparative period in 2007. This improvement in cost of sales as a percentage of sales is primarily attributable to the Company’s universal focus on higher margin, application specific value added sales approach.
Our gross margin was 43.9% for the quarter ended September 30, 2008 compared to 40.1% for the quarter ended September 30, 2007. The increase in gross margin percentage is due primarily to the Company’s universal focus on higher margin, application specific value added sales approach. Our gross margin was 46.8% for the nine months ended September 30, 2008 compared to 40.5% for the nine months ended September 30, 2007. The increase in gross margin percentage is due primarily to the Company’s universal focus on higher margin, application specific value added sales approach.
General and Administrative Expenses
General and administrative expenses were $1,878,775 and $841,130 for the quarter ended September 30, 2008 and 2007, respectively. This represented an increase of $1,037,645. This increase in General and administrative expenses in 2008 was due primarily to the acquisition of USVD, which accounted for $803,072 of the increase. $93,482 of the increase was due to the acquisition of STN. The remaining increase of $141,091 was due primarily to increased salaries expense incurred in Brookside Technology Partners for the additional Regional Vice President and two additional sales people hired during the quarter ended September 30, 2008. General and administrative expenses were $5,624,261 and $1,634,398 for the nine months ended September 30, 2008 and 2007, respectively. This represented an increase of $3,989,863. This increase in General and administrative expenses in 2008 was due primarily to the acquisition of USVD, which accounted for $3,378,425 of the increase. $93,482 of the increase was due to the acquisition of STN. The remaining increase of $517,956 was due primarily to increased professional fees and executive salary expense incurred in Brookside Technology Holdings Corp during the nine months ended September 30, 2008 versus the comparable period in 2007.

Stock Compensation Expense
The Company incurred $53,333 and $0 in stock compensation expense for the quarter ended September 30, 2008 and 2007, respectively. This amount relates to the stock option agreement entered into with Michael Promotico, our Chief Executive Officer of STN. The Company incurred stock compensation expense of $168,833 and $915,000 for the nine months ended September 30, 2007 and 2008, respectively. The 2008 expense relates to the stock option agreements entered into with Dan Parker, the Regional Vice President for Brookside Technology Partners, Bonnie Parker, the Project Manager for Brookside Technology Partners, Michael Promotico and the vesting of 2,100,000 of George Pacinelli’s options in 2008. The 2007 charge of $915,000 relates to the stock option agreements entered into with George Pacinelli, our President, and Bryan McGuire, our Chief Financial Officer. Pursuant to Mr. Pacinelli’s stock option agreement, we granted to Mr. Pacinelli an option to purchase up to 7,000,000 shares of our common stock at an exercise price of $0.185714 per share (the “Pacinelli Options”). Pursuant to Mr. McGuire’s stock option agreement, we granted to Mr. McGuire an option to purchase up to 7,000,000 shares of our common stock at an exercise price of $0.185714 per share (the “McGuire Options”). Effective October 22, 2008 the McGuire Options and the Pacinelli Options were cancelled and new options were issued for the same amount of shares at an exercise price of $0.025 which all vest in one year (October 22, 2009). Pursuant to Mr. Parker’s stock option agreement, we granted to Mr. Parker an option to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.05 per share (the “Dan Parker Options”). Pursuant to Ms. Parker’s stock option agreement, we granted to Ms. Parker an option to purchase up to 200,000 shares of our common stock at an exercise price of $0.05 per share (the “Bonnie Parker Options”). On September 23, 2008, the Company granted an option to Michael Promotico to purchase up to 4,000,000 shares of our common stock at an exercise price of $0.04 per share (the “Michael Promotico Options”). The Dan Parker Options, the Bonnie Parker Options, the Michael Promotico Options, the Pacinelli Options and the McGuire Options collectively hereinafter referred to as the “Options”. The Options are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and were granted pursuant to our 2007 Stock Option Plan, pursuant to which we have reserved 35,000,000 shares of common stock for issuance to employees, directors and consultants. 250,000 of Mr. Parker’s options are vested and are exercisable, and the remaining 750,000 vest at 250,000 per year, through 2011. 50,000 of Ms. Parker’s options are vested and are exercisable, and the remaining 150,000 vest at 50,000 per year, through 2011. 1,333,333 of Mr. Promotico’s options are vested and are exercisable, and the remaining 2,666,666 vest at 1,333,333 per year, through 2010.
The Company recognizes employee stock based compensation in accordance with the adoption of SFAS 123R. The Company utilizes the Black-Scholes valuation model to value all stock options (the “Options”). Compensation for restricted stock awards is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Compensation cost for all awards will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. For the nine months ended September 30, 2007, the Company recognized $915,000 in Employee Stock Compensation Expense. The Company has unrecognized stock compensation expense of $193,467 that will be recognized to expense over the remaining vesting period.
Amortization Expense
The Company recognized $1,003,282, and $933,615 of amortization expense for the quarter ending September 30, 2008 and 2007, respectively, related to the accounting treatment of the warrants issued and amortization of intangible assets associated with the USVD acquisition. The Company recognized $3,673,806 and $933,615 of amortization expense for the nine months ending September 30, 2008 and 2207, respectively, related to the accounting treatment of the warrants issued and amortization of intangible assets associated with the USVD acquisition. At September 30, 2008, these amortization period for these warrants expired. However, the Company will be amortizing the discount related to the accounting treatment of warrants issued to Chatham Capital Management Fund III (“Chatham”) associated with the STN acquisition as well as the amortization of intangible assets acquired in the STN acquisition.
Interest Expense
Interest expense was $459,624 and $34,838 for the quarters ended September 30, 2008 and 2007, respectively, and $1,799,207 and $61,395 for the nine months ended September 30, 2008 and 2007. The increase is due primarily to the additional debt incurred with the acquisition of USVD.

Gain on Debt Extinguishment
The Company recognized a gain on debt extinguishment of $151,619, related to the refinancing/recapitalization of the notes payable due to Hilco Financial, LLC and Dynamic Decisions. This is further discussed in Note 6 — Long Term Debt footnote to the financial statements. There was no such gain in 2007.
Net Profit/Net Loss from Operations
We realized a net loss from operations of $784,983 for the quarter ended September 30, 2008 compared to a net loss from operations of $1,444,691 for the quarter ended September 30, 2007. This decrease in net loss from operations is primarily due to the increased revenues and gross margin primarily from the acquisition of USVD, partially offset by the increase in amortization expense of $69,667. We realized a net loss from operations of $4,458,306 for the nine months ended September 30, 2008 compared to a net loss from operations of $2,789,774 for the nine months ended September 30, 2007. This increase in net loss from operations is primarily due to the increase in amortization expense of $2,740,191 and an increase in interest expense to $1,799,207, respectively for the nine months ended September 30, 2008, partially offset by the decrease in stock compensation expense of $746,167 realized in the nine months ended September 30, 2008, versus the comparable period in 2007.
Liquidity and Capital Resources
The Company completed the STN acquisition on September 23, 2008. As part of the acquisition, the Company was able to rearrange its debt and equity and obtain more favorable terms. The Company has a $2,000,000 line of credit with none outstanding and cash and cash equivalents of $1,998,911 at September 30, 2008. The Company sustained a loss for the nine months ended September 30, 2008 of approximately $4.5 million, sustained losses in 2007 and 2006 and has a retained deficit of approximately $16.1 million. These losses were primarily due to the amortization expense related to the accounting treatment of warrants issued in connection with the debt raised to fund the USVD acquisition. Fro the nine months ended September 30, 2008 the Company had cash flow from operations of $49,798. Historically, the Company has relied on borrowings and equity financings to maintain its operations. The Company believes it has enough cash to operate for the coming year with its cash on hand, cash to be generated from operations and the borrowing availability on its credit lines. However, the recent economic downturn could have a material affect on its business operations.
The Company intends to acquire other similar companies and will require additional funds either through borrowings or by raising additional equity.
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
Item 4T. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended September 30, 2008, the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2008 to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Control Over Financial Reporting
During the most recent quarter ended September 30, 2008, the Company hired accounting consultants to augment its accounting staff and accounting and reporting capabilities. Management believes these are material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Dated: November 14, 2008