Form 10-Q/A
period 2008-09-30
BROOKSIDE TECHNOLOGY HOLDINGS, CORP.
filed 2008-11-18
CIK 1367001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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
EX-31.1
EX-31.2
EX-32.1
EX-32.2

INTRODUCTORY NOTE
The Quarterly Report on Form 10-Q for the period ending September 30, 2008 is being amended to edit the descriptions of the Notes Payable in Note 6 — Long Term Debt in the Notes to Unaudited Financial Statements. The descriptions were changed as follows: (i) “Hilco Senior Convertible Note” was changed to Hilco Senior Note”; (ii) “DD Subordinated Convertible Note” was changed to “DD Subordinated Note”; (iii) “Vicis Senior Convertible Note” to “Vicis Note”; and (iv) “Chatham Senior Convertible Note” to Chatham Senior Note”. Since none of the aforementioned notes are or were convertible at any time, this new description more clearly reflects the type of notes they represent.
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

Warrants Issued in Connection with Financing
In connection with the foregoing financing of the acquisition of USVD and STN, the Company issued debt at a discount.
A summary of the notes payable and discounts is as follows:
As a result of these contract provisions, the Hilco Senior Note balance at Inception (September 26, 2007) was adjusted as follows:

Notional balance of Hilco Senior Note	$6,000,000
Adjustments:
Discount for warrant issued (based on relative fair value assigned)	(4,000,227)
Discount for loan fees paid to Hilco on Note	(340,000)

Hilco Senior Note balance, net of unamortized discount at September 26, 2007	$1,659,773

On July 3, 2008, the Hilco Senior Note and warrants were assumed by Vicis.
As a result of these contract provisions, the DD Subordinated Note balance at Inception (August 31, 2007) was adjusted as follows:

Notional balance of DD Subordinated Note at August 31, 2007	$1,000,000
Adjustments:
Discount for warrant (based on relative fair value assigned)	(696,049)

DD Subordinated Note balance, net of unamortized discount at August 31, 2007	$303,951

On July 3, 2008, the DD Subordinated Note and warrants were assumed by Vicis.
Warrants Issued in Connection with Financing (continued)
As a result of these contract provisions, the Series B Preferred stock balance at Inception (September 14, 2007) was adjusted as follows:

Notional balance of Series B Preferred stock	$3,000,000
Adjustments:
Discount for warrants issued (based on relative fair value assigned)	(2,054,995)
Discount for beneficial conversion feature (based on relative fair value assigned)	(695,005)
Discount for loan fees paid to Vicis	(250,000)

Series B Preferred Stock balance, net of unamortized discount at September 14, 2007	$—

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

Notional balance of Vicis Note	$1,500,000
Adjustments:
Discount for warrant issued (based on relative fair value assigned)	(151,619)

Vicis Note balance, net of unamortized discount at September 23, 2008	$1,348,381

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
As a result of the note provisions, the Notional balance of Chatham Senior Convertible Note balance at Inception (September 23, 2008) was adjusted as follows:

Notional balance of Chatham Senior Note	$7,000,000
Adjustments:
Discount for warrant issued (based on relative fair value assigned)	(2,901,388)

Chatham Senior Note balance, net of unamortized discount at September 23, 2008	$4,098,612

The following assumptions were used in the preparation of the Warrant valuations using the Black-Scholes method, at inception (September 23, 2008):

Chatham Note
Assumptions	Warrant
Dividend yield	0.00%
Risk-free interest rate	4.21%
Volatility	61.55%
Expected Term	5 years
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

Dated: November 18, 2008