Form 10-K
period 2008-12-31
BROOKSIDE TECHNOLOGY HOLDINGS, CORP.
filed 2009-03-31
CIK 1367001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For Year Ended December 31, 2008
Brookside Technology Holdings Corp.
(Exact name of registrant as specified in its charter)

Florida (State or Other Jurisdiction)	333-143933 (Commission File Number)	20-3634227 (IRS Employer Identification No.)
15500 Roosevelt Blvd, Suite 101
Clearwater, FL 33760
(Address of principal executive offices) (zip code)
(727) 535-2151
(Registrant’s telephone number, including area code)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there was no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Revenues for the year ended December 31, 2008: $21,709,607
Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 2009 was: $3,117,819
Number of shares of the registrant’s common stock outstanding as of March 31, 2009 is: 140,228,340

PART I
ITEM I. DESCRIPTION OF BUSINESS
DESCRIPTION OF BROOKSIDE TECHNOLOGY HOLDINGS CORP.’S BUSINESS
Operations
We are the holding company for Brookside Technology Partners, Inc, a Texas corporation (“Brookside Technology Partners”), US Voice & Data, LLC, an Indiana Limited Liability Company (“USVD”), Standard Tel Acquisitions, Inc., a California Corporation (“Acquisition Sub”), Trans-West Network Solutions, Inc., (“Trans-West”), a California Corporation and Standard Tel Networks, LLC, a California Limited Liability Company (“STN”) and all operations are conducted through these (five) wholly owned subsidiaries.
Collectively, the subsidiary companies are providers of converged business communications products and services from Mitel, Inter-tel (owned by Mitel), Nortel and NEC. The Company, is the 2nd largest MITEL dealer in the United States, and is recognized by Mitel as a Platinum ELITE Partner. The Company combines technical expertise in a range of communications products, including IP-enabled platforms, wired and wireless IP and digital endpoints and leading edge communications applications to create converged voice, video and data networks that help businesses increase efficiency and optimize revenue opportunities, critical for success in today’s competitive business environment. Specializing in selling, designing, analyzing and implementing converged Voice over IP (VoIP), data and wireless business communications systems and solutions for commercial and state/government organizations of all types and sizes in the United States, the Company has offices that provide a national footprint. Headquartered in Huntington Beach, California, STN has offices in the San Francisco Bay Area, Sacramento, and San Diego. Headquartered in Austin, Texas, Brookside Technology Partners serves the Texas market. Headquartered in Louisville, Kentucky, USVD serves the Kentucky and Southern Indiana markets, operating out of offices in Louisville, Lexington and Indianapolis. Combined, new implementations represent approximately 50% of the Company’s revenues with the remaining 50% generated by Service, Support, Maintenance and other recurring revenues from our existing customer base.
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
The Company’s common stock is quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol: BKSD.
Stock Split
Concurrently with the Redomestication and as of the Effective Time:
•	Each outstanding share of Cruisestock’s common stock, $0.001 per share, was automatically converted into seven shares of Brookside Technology Holdings Corp.’s common stock, $0.001 par value per share;

•	Each outstanding share of Cruisestock’s Series A convertible preferred stock (“Series A Stock”), $0.001 per share, was automatically converted into one share of Brookside Technology Holdings Corp.’s Series A Stock, $0.001 par value per share;

•	The price at which the Series A Stock converts into common stock was automatically adjusted, on a proportionate basis, to account for the forward split of the common shares by reducing the current conversion price of $0.40 per share to $0.0571428; and

•	The number of shares of common stock underlying all of Cruisestock’s outstanding options and warrants to purchase common stock, and the exercise price of such options and warrants, was automatically adjusted to account for the 7-for-1 common share stock split.
Acquisition of USVD
On September 26, 2007, the Company acquired all of the membership interest of US Voice & Data, LLC, an Indiana Limited Liability Company (“USVD”). USVD, headquartered in Louisville, Kentucky, with offices in Lexington, Kentucky and Indianapolis, Indiana, is a leading regional provider of telecommunication services, including planning, design, installation and maintenance for converged voice and data systems.
Increase in Authorized Shares
On August 4, 2008, the Company filed Articles of Amendment to its Articles of Incorporation (the “Amendment”) with the Florida Department of State increasing the number of shares of common stock that the Company has the authority to issue from Two Hundred and Fifty Million (250,000,000) shares to One Billion (1,000,000,000) shares.
Vicis Equity Infusion
On July 3, 2008, the Company entered into a Securities Purchase Agreement (the “Vicis Agreement”) with Vicis Capital Master Fund, a sub-trust of Vicis Capital Series Master Trust (“Vicis”), pursuant to which Vicis acquired (a) 2,500,000 shares of Series A Stock; and (b) a warrant (the “Warrant”) to purchase 250,000,000 shares of common stock of the Company at $0.03 per share (the “Exercise Price”), for an aggregate purchase price of $2,500,000 (“Vicis Equity Infusion”). Furthermore, pursuant to the Vicis Agreement, all of the 3,000,000 shares outstanding of the Company’s Series B Stock) previously owned by Vicis were converted into 3,000,000 shares of Series A Stock. Accordingly, the Company no longer has any outstanding shares of Series B Stock. The Exercise Price is subject to a price adjustment from time to time upon the occurrence of certain events set forth in the Warrant.
The Company accounted for these two transactions as one event for accounting purposes. The $5,500,000 ($2,500,000 in cash and $3,000,000 of principal of Series B Stock) was considered for investment in 5,500,000 shares of Series A Stock and 250,000,000 warrants to purchase common stock. Initially the $5,500,000 was allocated based on the relative fair value of the Series A Stock and the warrants issued. The value assigned to the Series A Stock was reduced to zero as a result of a beneficial conversion feature.
Vicis also purchased and assumed from Hilco Financial, LLC (“Hilco”), and Hilco assigned to Vicis, all credit agreements, loans and promissory notes under which Hilco had loaned money to the Company. The Company consented to such assignments. In connection with such assignments, Hilco transferred to Vicis its warrants to purchase 61,273,835 shares of common stock of the Company. In addition, Vicis purchased and assumed from Dynamic Decisions (“DD”), and DD assigned to Vicis, all credit agreements, loans and promissory notes under which DD had loaned money to the Company. The Company consented to such assignments.
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
Acquisition of Standard Tel Networks, LLC
On September 23, 2008, Brookside Technology Holdings Corp. (the “Company), through its wholly owned subsidiary, Standard Tel Acquisitions, Inc. (“Acquisition Sub”), acquired Standard Tel Networks, LLC (“STN”), an independent distributor of high quality, turnkey converged voice and data business communications products and services with California offices in the San Francisco Bay Area, Sacramento, San Diego and headquartered in Huntington Beach. The acquisition was conducted pursuant to a previously-disclosed Stock and Membership Interest Purchase Agreement dated July 17, 2008, and was structured as the acquisition of (a) all of the stock of Trans-West Network Solutions, Inc. (“Trans-West”) from the shareholders of Trans-West (the “Trans-West Shareholders”) and (b) all of the membership interest of STN owned by ProLogic Communication, Inc. (“ProLogic” and collectively with the Trans-West Shareholders, the “Seller Parties”). As previously reported, Trans-West, a holding company with no operations, owns eighty percent (80%) of the membership interest of STN and ProLogic owned the other twenty percent (20%), and, accordingly, the Company now owns (directly, in part, and indirectly through Trans West, in other part) one hundred percent (100%) of STN.

Industry Overview
The Company, through its subsidiaries, operates in a highly specialized market of providing turnkey converged voice and data solutions for companies of all sizes and types. We believe this market is currently evolving. This coupled with the de-franchising and customer abandonment in the small to medium size market place as a result of numerous mergers by traditional operating companies such as Southwestern Bell, AT&T, Verizon and Bellsouth has created a significant opportunity for expert convergence companies. We believe Voice over IP (“VoIP”) is one of the most promising advancements in the telecommunications industry in the past 10 years. This technology uses Internet Protocol or IP to support two-way transmission of voice traffic over IT networks rather than traditional separate phone networks. Setting voice on an IP network allows service providers and businesses to combine both voice and data services over a single network. Key benefits to Voice over IP are:
•	Network cost reduction

•	Cost-effective remote user applications

•	New, simplified features and functionality for users

•	Shared infrastructure resources

•	Improved inter-company WAN communications
Products and Services
The Company, through is wholly owned subsidiary companies, is a provider of converged business communications products and services from Mitel, Inter-tel (owned by Mitel), Nortel and NEC. The Company, as the 2nd largest MITEL dealer and as a Platinum ELITE Partner, combines technical expertise in a range of communications products, including IP-enabled platforms, wired and wireless IP and digital endpoints and leading edge communications applications to create converged voice, video and data networks that help businesses increase efficiency and optimize revenue opportunities, critical for success in today’s competitive business environment. Specializing in selling, designing, analyzing and implementing converged Voice over IP (VoIP), data and wireless business communications systems and solutions for commercial and state/government organizations of all types and sizes in the United States, the Company has offices that provides a national footprint. Headquartered in Huntington Beach, California, STN has offices in the San Francisco Bay Area, Sacramento, and San Diego. Headquartered in Austin, Texas, Brookside Technology Partners serves the Texas market. Headquartered in Louisville, Kentucky, USVD serves the Kentucky and Southern Indiana markets, operating out of offices in Louisville, Lexington and Indianapolis. New implementations represent approximately 50% of the Company’s revenues with the remaining 50% generated by Service, Support, Maintenance and other recurring revenues from our existing customer base.
Through our growth strategy, which is discussed below, we hope to offer a complete line of emerging communications technology and service support coverage to the national marketplace.
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
See “Management’s Discussion and Analysis of Financial Condition and Plan of Operation.”
Marketing and Distribution
Through our 8 district offices, we employ advanced technical experts and provide unparalleled service in converged voice, data and video markets. We have also established a standard sales process amount all of our district offices as well as company wide tracking of the sales process by specific sales person in order to properly manage and track sales activity. We have technology demonstration facilities in all offices and on large multi-location sales opportunities leverage our manufacturing partners.
We target businesses with 25-500 employees as well as certain vertical markets that have embraced our value proposition. These targeted efforts have been accelerated though the use of certain lead-generating databases we have developed and have purchased. Our prospecting approach and sales process revolves around our proprietary promise of value through our Telefficiency™ program. This process includes telemarketing, email, and face-to-face activities to identify prospective customers. We practice a 5 STEP Sales/Assessment process to identify where and how our products and services align with our prospects goals and objectives. The effects of Telefficiency™ for our customers include increased top and bottom line and improvements in employees’ productivity and efficiency. Our proprietary Telefficiency™ Program bundles into one payment the technology, warranty, care/support, as well as protection against obsolescence.
Competition
The converged voice and data solutions market is highly competitive. As we continue to grow, we will have greater market presence and resources to compete with any national providers of like products and services. Management believes that its three primary competitors are equipment manufacturers, professional service firms and hosted-solution providers within the premise based and hosted solution environments.
Equipment Manufacturers. Some traditional phone manufacturers and VoIP equipment manufacturers (Cisco, Mitel, Siemens, Avaya, etc.) possess professional service organizations that sell and deploy VoIP solutions. The companies have vast resources and large sales forces and represent the primary competitive threat to us.
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

Employees
We have 144 employees as of March 31, 2009, consisting of six executive officers, 50 salespeople, two engineers, 69 technicians and 17 administrative staff.
Our principal corporate office is located at 15500 Roosevelt Blvd, Suite 101, Clearwater, FL 33760, and our telephone number is (727) 535-2151. We are a Florida corporation.
ITEM 2. DESCRIPTION OF PROPERTY
We lease approximately 2,047 square feet of office space located at 15500 Roosevelt Blvd, Suite 101, Clearwater, Florida, 33760. We are leasing this space for five years until November 30, 2012. We are also leasing approximately 5,000 square feet of office space located at 7703 North Lamar Boulevard, Suite 500, Austin, Texas, 78734. We are leasing this space for a 30-month term ending March 31, 2010. We also lease approximately 5060 square feet of office space located at 11500 Blankenbaker Access Dr., Suite 101, Louisville, KY 40299. We lease approximately 5,998 square feet of office space located at 8345 Clearvista Place, Indianapolis, Indiana 46256. We lease approximately 2,400 square feet of office space located at 2301 Maggard Court, Lexington, Kentucky. We believe these premises are currently sufficient to meet our needs. However, as we expand into other markets, we intend to lease out the appropriate space to keep pace with our expansion. Additionally, we lease approximately 5,110 square feet of office space located at 15153-61 Springdale Street, Huntington Beach, CA 92649. We lease approximately 1,510 square feet of office space located 11875 Dublin Boulevard, Dublin, CA 94568. We lease approximately 1,807 square feet of office space located 6133 Freeport Boulevard, Sacramento, CA 95822. We also lease approximately 4033 square feet of office space located 7098 Miratech Drive, Suites 140 and 150, San Diego, CA 92121.
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

Quarter Ended	High ($)	Low ($)

December 31, 2008	0.04	0.02
September 30, 2008	0.06	0.02
June 30, 2008	0.07	0.03
March 31, 2008	0.14	0.05
December 31, 2007	0.35	0.05
September 30, 2007	0.74	0.21
June 30, 2007	0.27	0.18
March 31, 2007	0.24	0.15
Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The Company has approximately 33 common shareholders of record.

Dividend Policy
The Company has not paid or declared any dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. The Company intends to keep future earnings, if any, to finance the expansion of the Company’s business, and the Company does not anticipate that any cash dividends will be paid in the near future. The Company’s financing facility prohibits the payment of any dividends on its common stock. The Company’s future payment of dividends will depend on the Company’s earnings, capital requirements, expansion plans, financial condition and other relevant factors.
The Series A Stock pays an annual dividend of 8%, which is payable quarterly, at the option of the Company, either in cash or in shares of registered common stock at a 10% discount to the Company’s stock price. Effective July 3, 2008, all of the Series B Stock previously owned by Vicis was converted into Series A Stock. Accordingly the Company no longer has any outstanding shares of Series B Stock. The Series B Stock paid an annual dividend of 16%, payable quarterly, classified as interest expense. The accrued interest of $371,945 was also converted to Series A Stock on July 3, 2008.
SELECTED FINANCIAL DATA
The selected financial information below has been derived from Brookside’s financial statements. You should read this information in conjunction with Brookside’s financial statements and related notes included elsewhere in this Form 10-K.

	For the Years Ended December 31,
	2008	2007
REVENUES
Installation and other services	$5,327,723	$1,369,097
Equipment sales	16,381,884	4,182,486

Total revenues	21,709,607	5,551,583
Cost of sales	11,160,248	3,174,127

GROSS PROFIT	10,549,359	2,377,456
OPERATING EXPENSES
General and administrative	8,851,632	4,305,139
Depreciation expense	132,294	69,921

Total operating expenses	8,983,926	4,375,060

OTHER INCOME (EXPENSE)
Interest expense	(2,041,393)	(621,633)
Amortization expense	(4,358,031)	(4,999,760)
Gain on extinguishment of debt	151,619	—
Other income (expenses), net	15,582	14,493

Total other income (expense)	(6,232,223)	(5,606,900)

Loss before income taxes	(4,666,790)	(7,604,504)

Provision for income taxes	(164,000)	—
Net loss	$(4,830,790)	$(7,604,504)
Preferred stock dividends	(2,459,630)	(139,856)

Net loss attributable to common shareholders	$(7,290,420)	$(7,744,366)
Earnings per share: Basic and diluted	$(0.070)	$(0.096)

Weighted average shares outstanding	104,802,022	80,264,658

BALANCE SHEET AND OTHER DATA

	As of December 31,
	2008	2007
Total current assets	$9,171,809	$3,526,728

Total assets	27,294,139	17,589,342

Total current liabilities	8,745,868	12,175,996

Long term debt, less current portion	5,035,135	1,850,183

Total liabilities	13,799,003	14,026,179

Total stockholders’ equity	$13,495,136	$3,563,163

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
Forward Looking Statements
Some of the statements contained in this Form 10-K contain forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. You should read statements that contain these words carefully because they:
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
Plan of Operation
Introduction
Our company, Brookside Technology Holdings Corp. (formerly “Cruisestock, Inc.”), was incorporated in September, 2005 under the laws of the State of Texas. On February 21, 2007, through a series of transactions (the “Share Exchange”), we acquired Brookside Technology Partners, Inc. (“Brookside Technology Partners”), which was incorporated in December 2001 under the laws of the State of Texas. Prior to the Share Exchange, we were a development stage company and had not realized any revenues from our operations. As a result of the Share Exchange, (i) Brookside Technology Partners became our wholly-owned subsidiary, (ii) the former stockholders of Brookside Technology Partners obtained, collectively, the majority ownership of the outstanding common stock of our company and (iii) we succeeded to the business of Brookside Technology Partners as our sole business. From an accounting perspective, Brookside Technology Partners was the acquirer in the Share Exchange. Because of the forgoing, management does not believe that it is informative or useful to compare Cruisestock’s results of operations with those of Brookside Technology Partners. Instead, below we discuss Brookside Technology Partners’s results of operations and financial performance. See Note 1 to our Financial Statement contained herein.
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
Headquartered in Louisville, Kentucky, USVD is a leading regional provider of telecommunication services including planning, design, installation and maintenance for the converged voice and data systems. USVD serves the Kentucky and Southern Indiana markets, operating out of offices in Louisville, Lexington and Indianapolis. USVD combines technical expertise in a range of communications products, including IP-enabled platforms, wired and wireless IP and digital endpoints and leading edge communications applications to create converged voice, video and data networks that help businesses increase efficiency and optimize revenue opportunities, critical for success in today’s competitive business environment. The sale of new systems, built on either Inter-Tel or NEC platforms, is the backbone of USVD’s business, typically accounting for approximately 65% of USVD’s revenue. The purchase price of approximately $15,400,000 was paid through a combination of common stock, cash at closing and a seller note. Additionally, the Purchase Agreement provides the Sellers with the opportunity to earn additional stock or cash consideration in the form of a three-year performance based earnout.
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
Additionally, on September 23, 2008, the Company, through its wholly owned subsidiary, Standard Tel Acquisitions, Inc. (“Acquisition Sub”), acquired Standard Tel Networks, LLC (“STN”), an independent distributor of high quality, turnkey converged voice and data business communications products and services with California offices in the San Francisco Bay area, Sacramento, San Diego and headquartered in Huntington Beach. The Company caused STN, its new subsidiary, to enter into an employment agreement with Michael Promotico, with an initial term of three years, pursuant to which he will serve as STN’s Chief Executive Officer. The employment agreement contain standard terms and provisions, including non competition and confidentiality provisions and provisions relating to early termination and constructive termination, and provide for an annual base salary and certain standard benefits. This employee agreements are attached as an exhibit to this prospectus.
From February 21, 2007 to April 30, 2007, we sold shares of Series A Stock and warrants in a private placement (the “Private Placement”) to a group of accredited investors for an aggregate price of $2,141,990. A portion of this aggregate purchase price came in the form of the conversion of notes payable in the aggregate amount of $235,000. The net cash proceeds to us from the Private Placement, not including the conversion of the forgoing notes payable and after deducting all related expenses, was $969,943. Through the date hereof, we have expended most of the net proceeds from the Private Placement in connection with the acquisition of USVD and for working capital purposes.
The Company, through Midtown Partners & Co., LLC and LCG Capital, raised approximately $11,000,000 less fees and expenses of $1,192,000 for net cash proceeds of $9,808,000 to finance the acquisition of USVD. The financing consisted of approximately $7.0 million of senior and $1.0 million subordinated debt and $3.0 million of Series B Stock (classified as debt). In connection therewith, the Company and its two subsidiaries, USVD and Brookside Technology Partners, entered into a Credit Agreement with Hilco Financial LLC, pursuant to which Hilco agreed to provide a $7,000,000 revolving line of credit, bearing interest at 15% and maturing on September 26, 2008 (the “Senior Loan”). Additionally, the Company also entered into a Subordinated Note and a related Subordinated Note Purchase Agreement with DD Growth Premium Fund, pursuant to which DD Growth Premium Fund loaned the Company $1 million, bearing interest at 10% per annum and maturing on December 30, 2008 (the “Subordinated Loan”). Additionally, the Company entered into a Securities Purchase Agreement with Vicis Capital Master Fund, a sub-trust of Vicis Capital Series Master Trust, pursuant to which Vicis acquired 3,000,000 shares of Series B Stock of the Company for $3,000,000, which shares are convertible into 24,000,000 shares of common stock of the Company at an exercise price of $0.125 per share (subject to certain adjustments).
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
The Company claims an exemption from the registration requirements of the Securities Act of 1933 (the “Act”) for (a) the issuance of the shares to the Sellers in connection with the acquisition of USVD, (b) the private placement of the Series B Stock to Vicis and (c) the issuance of the warrants listed above pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about the company and their investment, the investors took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities. Pursuant to various registration rights agreements entered into with the various parties receiving securities as set forth above, the Company has agreed to register the resale of the shares of common stock issued or issuable upon conversion and/or exercise of the forgoing securities.
On July 3, 2008, the Company entered into a Securities Purchase Agreement (the “Vicis Agreement”) with Vicis Capital Master Fund, a sub-trust of Vicis Capital Series Master Trust (“Vicis”), pursuant to which Vicis acquired (a) 2,500,000 shares of Series A Stock; and (b) a warrant to purchase 250,000,000 shares of common stock of the Company at $0.03 per share (the “Exercise Price”), for an aggregate purchase price of $2,500,000 (“Vicis Equity Infusion”). Furthermore, pursuant to the Vicis Agreement, all of the 3,000,000 shares outstanding of the Company’s Series B Stock previously owned by Vicis were converted into 3,000,000 shares of Series A Stock. Accordingly, the Company no longer has any outstanding shares of Series B Stock. The Exercise Price is subject to a price adjustment from time to time upon the occurrence of certain events set forth in the Warrant.
The Company accounted for these two transactions as one event for accounting purposes. The $5,500,000 ($2,500,000 in cash and $3,000,000 of principal of Series B Stock) was considered for investment in 5,500,000 shares of Series A Stock and 250,000,000 warrants to purchase common stock. Initially the $5,500,000 was allocated based on the relative fair value of the Series A Stock and the warrants issued. The value assigned to the Series A Stock was reduced to zero as a result of a beneficial conversion feature.
Vicis also purchased and assumed from Hilco Financial, LLC (“Hilco”), and Hilco assigned to Vicis, all credit agreements, loans and promissory notes under which Hilco had loaned money to the Company. The Company consented to such assignments. In connection with such assignments, Hilco transferred to Vicis their warrants to purchase 61,273,835 shares of common stock of the Company. In addition, Vicis purchased and assumed from Dynamic Decisions (“DD”), and DD assigned to Vicis, all credit agreements, loans and promissory notes under which DD had loaned money to the Company. The Company consented to such assignments.
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
In connection with the closing of the STN Acquisition and the Chatham Financing, Vicis and the Company entered into, and closed upon, a Securities Purchase and Loan Conversion Agreement, dated September 23, 2008, pursuant to which the Company, in full satisfaction of the Vicis Debt: (i) paid $2,250,000 in cash to Vicis; (ii) delivered to Vicis a subordinated note in the principal amount of $1,500,000, bearing interest at 10% and maturing on April 15, 2010; and (iii) converted the balance of the Vicis Debt (assumed from Hilco and DD), including all accrued interest of $676,384, in the combined aggregate amount of $5,026,384, into 5,026,384 shares of the Company’s Series A Stock. Vicis entered into a subordination agreement with Chatham, wherein Vicis agreed to subordinate the Vicis Subordinated Note to the Loans. As a result, all Prior Credit Documents have been terminated effective September 23, 2008.
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
HISTORICAL RESULTS — YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007.
Revenues, Cost of Sales and Gross Margins
Total revenues from operations for the year ended December 31, 2008 were $21,709,607 compared to $5,551,583 reported for the same period in 2007, an increase of $16,158,024 or 291.1%. This increase is primarily due to the full year of USVD revenues recognized in 2008 of $16,488,899 versus only $3,945,785 recognized in 2007 since the acquisition of USVD occurred on September 14, 2007. Additionally, $2,897,489 of the increase was due to the revenues of STN which we acquired on September 23, 2008. The remaining increase of $714,421 was due to an increase in revenues at Brookside Technology Partners, Inc for the year ended December 31, 2008 versus the comparable period in 2007.
Cost of sales was $11,160,248 for the year ended December 31, 2008 compared to $3,174,127 reported for the same period in 2007, an increase of $7,986,121 or 251.6%. Total cost of sales increased due to increased revenues discussed above while cost of sales decreased as a percentage of total sales. As a percentage of sales, cost of sales was 51.4% and 57.2% for the year ended December 31, 2008 and 2007, respectively. This improvement in cost of sales as a percentage of sales is primarily attributable to the initiatives we implemented in our sales process to focus on higher margin business in 2008 versus 2007. Additionally, STN cost of sales was 40.1% as a percentage of sales from acquisition date of September 23, 2008 through December 31, 2008.
Gross margin was 48.6% for the year ended December 31, 2008 compared to 42.8% reported for the same period in 2007. The increase in the gross margin percentage is due primarily to the initiatives we implemented in our sales process to focus on higher margin business in 2008 versus 2007. Additionally, STN gross margin was 59.9% from acquisition date of September 23, 2008 through December 31, 2008.
General and Administrative Expenses
General and administrative expenses were $8,851,632 and $4,305,139 for the year ended December 31, 2008 and 2007, respectively, representing an increase of $4,546,493. The increase in 2008 was due primarily to the full year of operations for USVD in 2008 versus only a partial year in 2007. This accounted for $4,134,655 of the increase. STN incurred general and administrative expenses of $1,204,028 for the period beginning September 23, 2008 (acquisition date) through December 31, 2008. The remaining increase is due primarily to the full year expense associated with being a public company, such as executive compensation, legal, accounting, public relations and investor relations, and additional administrative headcount. The increase was partially offset by a decrease in stock compensation expense of $749,763 for the year ended December 31, 2007 versus the comparable period in 2007.
Rental expense for operating leases for the year ended December 31, 2008 and 2007 was $504,693 and $141,004 respectively, representing an increase of $363,689. The increase is primarily due to the full year of operations of USVD which accounted for $228,225 of the increase. $72,476 of the increase is due to the full year expense of new office leases entered into at our corporate headquarters in Clearwater, FL and Brookside Technology Partners, Inc. in Austin, TX. The remaining increase of $62,988 was due to the acquisition of STN.
On July 26, 2007, the Company entered into a 31 month lease for its Austin operations under a lease classified as an operating lease. Effective September 26, 2007, the Company assumed current operating leases for the three offices leased by USVD. On October 15, 2007 the Company entered into a 60 month lease for its headquarters in Clearwater, Florida effective December 1, 2007. Effective September 23, 2008, the Company assumed current operating leases for the four offices leased by STN. Minimum lease obligations are as follows:

2009	$557,543
2010	353,510
2011	169,138
2012	158,176
2013	—
Stock Based Compensation
Stock based compensation for the year ended December 31, 2008 was $165,237 compared to $915,000 reported for the same period in 2007. The 2007 expense relates to the stock option agreements entered into with George Pacinelli, our President, and Bryan McGuire, our Chief Financial Officer. Pursuant to Mr. Pacinelli’s stock option agreement, we granted to Mr. Pacinelli an option to purchase up to 7,000,000 shares of our common stock at an exercise price of $0.185714 per share (the “Pacinelli Options”). Pursuant to Mr. McGuire’s stock option agreement, we granted to Mr. McGuire an option to purchase up to 7,000,000 shares of our common stock at an exercise price of $0.185714 per share (the “McGuire Options”) (the Pacinelli Options and the McGuire Options collectively hereinafter referred to as the “Options”).

The 2008 expense relates to the stock option agreements entered into with Dan Parker, Bonnie Parker, Michael Promotico, and the cancellation and re-issuance in 2008 of the stock options originally issued to Bryan McGuire and George Pacinelli in 2007. Pursuant to Mr. Parker’s stock option agreement, we granted to Mr. Parker an option to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.05 per share (the “Dan Parker Options”). Pursuant to Ms. Parker’s stock option agreement, we granted to Ms. Parker an option to purchase up to 200,000 shares of our common stock at an exercise price of $0.05 per share (the “Bonnie Parker Options”). Pursuant to Mr. Promotico’s stock option agreement, we granted to Mr. Promotico an option to purchase up to 4,000,000 shares of our common stock at an exercise price of $0.04 per share (the “Promotico Options”). Additionally, we cancelled the options originally issued to Bryan McGuire and George Pacinelli in 2007 (discussed in the previous paragraph) and re-issued to Mr. Pacinelli an option to purchase up to 7,000,000 shares of our common stock at an exercise price of $0.025 per share (the “Pacinelli Options”) and re-issued to Mr. McGuire’s an option to purchase up to 7,000,000 shares of our common stock at an exercise price of $0.025 per share (the “McGuire Options”) (the Dan Parker Options, the Bonnie Parker Options, the Promotico Options, the Pacinelli Options and the McGuire Options collectively hereinafter referred to as the “Options”). The Options are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and were granted pursuant to our 2007 Stock Option Plan, pursuant to which we have reserved 35,000,000 shares of common stock for issuance to employees, directors and consultants. The Options vest as follows:

Number of Shares	Year Vested
1,633,333	2008
15,333,333	2009
1,633,333	2010
300,000	2011
The Company recognizes employee stock based compensation in accordance with the adoption of SFAS 123R. The Company utilizes the Black-Scholes valuation model to value all stock options. Compensation for restricted stock awards is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Compensation cost for all awards will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. For the years ended December 31, 2008 and 2007, the Company recognized $165,237 and $915,000 in Employee Stock Compensation Expense, respectively. The Company has unrecognized stock compensation expense of $503,878 which will be recognized to expense over the remaining vesting period.
Amortization Expense
The Company recognized $4,358,031 and $4,999,760 of amortization expense for the years ending December 31, 2008 and 2007, respectively. This represented a decrease of $641,729. The amortization expense was related to the accounting treatment of the warrants issued and allocation of beneficial conversion in connection with the debt financing for the acquisition of USVD and the acquisition of STN. The amortization expense also includes amortization related to deferred financing costs and intangible assets. The decrease is due primarily to less amortization incurred with the new Chatham debt due to the three year amortization of the warrants versus the 12 month amortization of the USVD acquisition debt.
Interest Expense
Interest expense was $2,041,393 and $621,633 for the year ended December 31, 2008 and 2007, respectively. This increase of $1,419,760 is due primarily to the additional debt incurred with the acquisition of USVD in 2007, as well as the debt incurred with the acquisition of STN. Since the USVD acquisition occurred on September 14, 2007, we experienced only a partial years interest related to that acquisition in 2007, versus a full year in 2008. Additionally, $686,189 of non-cash amortization of deferred finance charges associated with the acquisition debt was charged to interest expense in 2008. This is partially offset by $154,400 related to liquidated damages related to various registration rights agreements charged in 2007, versus $0 in 2008.
Income Taxes
Provision for income taxes was $164,000 and $0 for the years ended December 31, 2008 and 2007, respectively. This expense relates to state income tax due for the year ended December 31, 2008.
Effective at the beginning of the first quarter of 2007, the Company adopted the provision of FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. As a result of the implementation of FIN 48, the Company has not changed any of its tax accrual estimates. The Company files U.S. federal and U.S. state tax returns. For state tax returns the Company is generally no longer subject to tax examinations for years prior to 2005.
Net Loss
Net loss was $4,830,790 and $7,604,504 for the years ended December 31, 2008 and 2007, respectively. The Net Loss was primarily attributed to amortization expense of $4,358,031, interest expense of $2,041,393, provision for income taxes of $164,000 and stock compensation expense of $165,237 totaling $6,564,661. Additionally, the decrease in loss from operations is a result of the increase in gross margin of $8,171,903, the decrease in stock compensation expense of $749,763, the decrease in amortization expense of $641,729 partially offset by the increase in general and administrative expenses of $5,296,256, the increase in interest expense of $1,419,760 and the increase in provision for income taxes of $164,000.
Liquidity and Capital Resources
Prior to the Share Exchange on February 21, 2007, Brookside Technology Partners was funded primarily through shareholder loans and from cash provided by its operations. In connection with the Share Exchange, as previously reported, the Company raised funds through a private placement of Series A Stock (the “Private Placement”). In the Private Placement, the Company received net cash proceeds of $1,280,337, after the deduction of all expenses and not including the conversion of certain notes payable.
Subsequent to the Private Placement, the Company acquired USVD. In order to fund the acquisition, the Company, through Midtown Partners & Co, LLC and LCG Capital, raised approximately $11,000,000 less fees and expenses of $1,192,000 for net cash proceeds of $9,808,000. The financing consisted of approximately $8,000,000 of senior and subordinated debt and $3.0 million of Series B Stock. In connection therewith, the Company and its two subsidiaries, USVD and Brookside Technology Partners, entered into a Credit Agreement with Hilco Financial LLC, pursuant to which Hilco agreed to provide a $7,000,000 revolving line of credit, bearing interest at 15% and maturing on September 26, 2008 (the “Senior Loan”). This note was assumed by Vicis and refinanced on June 18, 2008.
Additionally, the Company entered into a Securities Purchase Agreement with Vicis Capital Master Fund, a sub-trust of Vicis Capital Series Master Trust, pursuant to which Vicis acquired 3,000,000 shares of Series B Stock of the Company for $3,000,000, which shares are convertible into 24,000,000 shares of common stock of the Company (subject to certain adjustments). The Series B Stock was converted to Series A Stock on July 3, 2008. Accordingly, the Company no longer has any outstanding shares of Series B Stock.
Additionally, the Company also entered into a Subordinated Note and a related Subordinated Note Purchase Agreement with DD Growth Premium Fund, pursuant to which DD Growth Premium Fund loaned the Company $1 million, bearing interest at 10% per annum and maturing on December 30, 2008 (the “Subordinated Loan”). Hilco Financial, LLC, Vicis Capital and DD Growth Premium Fund are together hereinafter referred to as “Lenders”. The DD debt was assumed by Vicis and refinanced on June 18, 2008.
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
The Company completed the STN acquisition on September 23, 2008. As part of the acquisition, the Company was able to rearrange its debt and equity and obtain more favorable terms with a $7,000,000 term loan with Chatham Credit Management III, LLC (“Chatham Term Loan”), the refinance of the Series B Stock, Hilco and DD debt owned by Vicis, as well as the additional $2,500,000 cash received by Vicis for issuance of Series A Stock, and the $1,500,000 subordinated loan issued to us by Vicis. The Chatham Term Loan is for a term of 36 months. The interest rate is LIBOR plus nine percent (9%). The Company is required to pay interest only for the first six months, then interest plus principal in the amount of $83,333 per month for the remaining 30 months, with the remaining principal due on full on September 26, 2011. The Company also has a $2,000,000 line of credit with Chatham Credit Management III, LLC (this in connection with the Chatham Term Loan hereinafter referred to as the “Chatham Senior Debt”) with no outstanding balance and cash and cash equivalents of approximately $1.2 million at December 31, 2008. The Chatham line of credit has calculates monthly interest at LIBOR plus four percent (4%). The Chatham Credit Agreement contains standard representations, warranties and covenants that require the Company, on a consolidated basis, to maintain at the end of each month: (1) a fixed charge coverage ratio for the 12 months then ended of at least 1.75:1; and (2) a leverage ratio as of the last day of such fiscal month and for the 12 months then ended of not more than 3:1, in each case calculated as set forth in the Credit Agreement. Although the Company was in compliance with all of its covenants at December 31, 2008, the Company is currently not in compliance with the leverage ratio. The leverage ratio for the 12 months ended January 31, 2009 was 3.20:1.In accordance with terms of our Chatham Senior Loan credit facility, we can only borrow up to three times our trailing twelve months EBITDA, calculated monthly.
There can be no assurances that we will generate sufficient availability under this arrangement to provide adequate financing to fund our business strategy. Failure to due so will have a severe adverse affect on the Company. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations, raise additional financing through public or private equity financings, or secure other sources of financing to fund operations. The Company has cash and cash equivalents of $1,204,191, restricted cash of $1,366,666 and working capital of $444,608 at December 31, 2008. The Company had net cash used in operating activities of $332,352 during the year ended December 31, 2008. The Company sustained a loss for the year ended December 31, 2008 of approximately $5 million, sustained losses in 2007 and 2006 and has a retained deficit of approximately $17 million. These losses were primarily due to the amortization expense related to the accounting treatment of warrants issued in connection with the debt raised to fund the USVD acquisition, and stock compensation expense related to the accounting treatment of employee stock options. For the year ended December 31, 2008, the Company had net cash used in operating activities of $332,352. Historically, the Company has relied on borrowings and equity financings to maintain its operations. The Company believes it has enough cash to operate for the coming year with its cash on hand, cash to be generated from operations and the borrowing availability on its credit lines. However, the recent economic downturn could have a material affect on its business operations. In addition, the Company may raise additional funds for future acquisitions.
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
RISK FACTORS
You should carefully consider the risks described below before deciding to invest in or maintain your investment in our Company. The risks described below are not intended to be an all-inclusive list of the potential risks relating to an investment in our securities. If any of the following or other risks actually occur, our business, financial condition or operating results and the trading price or value of our securities could be materially adversely affected.
RISKS RELATED TO OUR BUSINESS:
Until the Earnout to the USVD Sellers is paid, we may need to split our EBITDA with the Sellers.
Pursuant to the USVD Membership Purchase Agreement, we agree to pay to the Sellers of USVD 50% of USVD’s EBITDA through September 2010 if the EBITDA exceeds certain targets. As a result, although we will be entitled to retain the other 50% of EBITDA, this may inhibit our ability to obtain new financing and to undertake our growth strategy.
Our Chatham Senior Loan may not provide adequate cash flow to finance our operations.
The Chatham Credit Agreement contains standard representations, warranties and covenants that require the Company, on a consolidated basis, to maintain at the end of each month: (1) a fixed charge coverage ratio for the 12 months then ended of at least 1.75:1; and (2) a leverage ratio as of the last day of such fiscal month and for the 12 months then ended of not more than 3:1, in each case calculated as set forth in the Credit Agreement. Although the Company was in compliance with all of its covenants at December 31, 2008, the Company is currently not in compliance with the leverage ratio. The leverage ratio for the 12 months ended January 31, 2009 was 3.20:1.In accordance with terms of our Chatham Senior Loan credit facility, we can only borrow up to three times our trailing twelve months EBITDA, calculated monthly. There can be no assurances that we will generate sufficient availability under this arrangement to provide adequate financing to fund our business strategy. Failure to due so will have a severe adverse affect on the Company.
We have very limited liquidity from operations.
In addition to the financing and operational concerns discussed in this filing, we incurred net losses of $4,830,790 and $7,604,504 during the years ended December 31, 2008 and 2007, respectively. Further, the Company had net cash used in operating activities of $332,352 and $1,048,494 during the years ended December 31, 2008 and 2007, respectively. Failure to improve the Company’s cash from operations could have a severe adverse affect on the Company.

We may not be able to undertake our growth strategy.
In addition to operating Brookside Technology Partner’s, USVD’s and STN’s historical businesses, our growth strategy calls for undertaking strategic acquisitions over the next 12 months. See “Description of Business — Growth Strategy.” If our liquidity issues cause us to enter into a default situation with Chatham, which will limit our access to capital, we will not be able to implement our acquisition strategy.
We may not be able to manage our anticipated growth.
Our growth plan calls for the acquisition of other businesses. As a result of the USVD and STN acquisitions, our management team has greater experience in negotiating, closing and integrating acquisitions into our core business. However, there can be no assurances that we will be able to successfully acquire or integrate other business. Additionally, our growth strategy is anticipated to place significant demands on our managerial and operational resources. Our failure to manage our growth efficiently may, among other things, divert management’s attention from the operation of our core business and negatively impact our business.
As a result of a our being a reporting public company, our expenses increase proportionately.
Our ongoing expenses have increased significantly, including expenses in compensation to our officers, ongoing public company expenses, including increased legal and accounting expenses as a result of our status as a reporting company and the requirement that we register the shares underlying the preferred stock and warrants issued pursuant to the Purchase Agreement, expenses incurred in complying with the internal controls requirements of the Sarbanes Oxley Act, and obligations incurred in connection with the acquisition of USVD and STN. Our failure to generate sufficient revenue and gross profit could result in reduced profits or increased losses as a result of the additional expenses.
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
Our officers’ and directors’ involvement with other businesses may cause them to allocate their time and services between us and other entities. Consequently, they may give priority to other matters over our needs, which may materially cause us to lose their services temporarily, which could affect our operations and profitability. We also rely heavily on Mike Fischer and Scott Diamond, CEO and COO, respectively, of USVD, as well as Michael Promotico, CEO of STN. The loss of any of these individuals would adversely impact us. Per their employment agreements, if we fail to make any payments to Mike Fischer or Scott Diamond under any of their agreements, they can compete with us, and that would also materially adversely impact us.
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
Our success depends, in part, on the quality of our products. If our products are found to be defective or unsafe, or if they otherwise fail to meet our customers’ standards, our relationships with our customers could suffer, our brand appeal could be diminished, and we could lose market share and/or become subject to liability claims, any of which could result in a material adverse effect on our business, results of operations and financial condition.
Our business is dependent on our relationship with certain strategic partners.

We are a Mitel Platinum Elite Partner, a Nortel Premium Advantage Partner and a NEC dealer. As such, we provide Mitel, Nortel and NEC certified System Design and Support professionals for pre-sales system design, implementation, and project management. We specialize in selling, designing, analyzing and implementing converged Voice over IP (VoIP), data and wireless business communications systems and solutions for commercial and state/government organizations of all types and sizes in the United States These platforms are the backbone of our business, typically accounting for approximately 65% of the Company’s revenue. A loss of any of these relationships could have a material adverse effect on our business.
RISKS RELATING TO OUR CURRENT FINANCING ARRANGEMENT:
There are a large number of shares underlying our Series A Stock and various classes of warrants held by Chatham and Vicis that may be available for future sale and the sale of these shares may depress the market price of our common stock.
We have very light trading volume and a lot of shares available for sale. We have issued shares of Preferred Stock that initially are convertible into 407,223,867 shares of common stock, along with warrants that initially are convertible into a total of 504,440,793 shares of common stock. We also issued an additional warrant to purchase 250,000,000 shares of common stock to Vicis as well as a warrant to purchase 140,930,835 of our common stock to Chatham. We have agreed to register the resale of all the shares of common stock underlying the Preferred Stock and the warrants. The sale of any of the foregoing shares of common stock may adversely affect the market price of our common stock. We haven’t experienced a significant amount of trading volume. As a result, if you purchase any shares of common stock, such shares may be relatively illiquid and you may lose your entire investment. Further, if we fail to timely file or maintain the effectiveness of the registration statement in violation of our contractual obligations to register the shares, we may incur additional liquidated damages. In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. The Company adopted FSP EITF 00-19-2 in the first quarter of 2007 as a result of its issuance of Series A Stock and warrants subject to a registration payment agreement in February 2007. FSP EITF 00-19-2 requires that the contingent obligation to pay liquidated damages under the securities purchase agreement should be separately recognized and measured in accordance with FASB Statement No. 5 (FASB No. 5), Accounting for Contingencies”. The Company implemented FSP EITF 00-19-2, Accounting for Registration Payment Arrangements in the first quarter of 2008. Through December 31, 2008, the Company has incurred a liability totaling $154,400. 2,523,919 in penalty warrants were issued in connection with the late registration of the shares underlying the Series A Stock and warrants issued in the Private Placement. The liability incurred in connection with the Private Placement therefore totaled $25,693 and were included in additional paid-in capital as it was considered possible at the time the Series A Stock were issued. The liability incurred as a result of the late filing of the Series B Stock (classified as debt) and the USVD Sellers was 720,000 additional warrants issued and 105,000 common shares to be issued with a calculated liability of $154,400 at December 31, 2008. The Company utilizes the Black-Scholes model to determine the fair value of its warrants.
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
Our directors and executive officers beneficially own approximately 24% of our common stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on our stock price; stockholders may be unable to exercise control.
As of March 31, 2009, our executive officers, directors and affiliated persons beneficially owned approximately 65% of our common stock. As a result, our executive officers, directors and affiliated persons will have significant influence to:
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
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 8A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, our disclosure controls and procedures were effective as of December 31, 2008
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting that occurred in the last fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 8B. OTHER INFORMATION
None.

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
Changes in Directors and Executive Officers
Executive Officers and Directors
On February 21, 2007, Ruth Shepley, our sole director, resigned as an officer of Cruisestock and appointed Michael Nole as Chief Executive Officer and Bryan McGuire as Chief Financial Officer of Brookside Technology Holdings Corp. Michael Dance was the President of Brookside Technology Partners, Inc prior to the Share Exchange and now serves as that subsidiary’s senior account executive. Further, on February 21, 2007, Ms. Shepley, acting in her capacity as the sole director on the board of directors, increased the size of Brookside Technology Holdings Corp’s board to two and appointed Michael Nole to fill the vacancy. Ms. Shepley has since resigned from the Board of Directors. Mr. McGuire has since been appointed to fill this vacancy on the board. Additionally, on October 22, 2008, Chris Phillips was appointed to the Company’s board of directors, increasing the size of the board of directors to three.

			Annual
Name	Age	Position	Compensation
Michael Nole	43	Chairman and Chief Executive Officer and Director	$280,000	(1)
George Pacinelli	51	President of Brookside Technology Holdings Corp	$192,000	(1)
Bryan McGuire	43	Chief Financial Officer and Director	$180,000	(1)
Mike Fischer	58	Chief Executive Officer — US Voice & Data, LLC	$105,000	(1)
Scott Diamond	40	Chief Operating Officer — US Voice & Data, LLC	$145,000	(1)
Chris Phillips	37	Director	$0
Michael Promotico	41	Chief Executive Officer — Standard Tel Networks, LLC	$230,000	(1)

(1)	We currently do not have any employment agreements with any of our executive officers, other than with Mike Fischer, Scott Diamond and Michael Promotico. The Company entered into employment agreements with Mike Fischer, Scott Diamond and Michael Promotico. The effective date of the employment agreements for Mike Fischer and Scott Diamond was September 14, 2007, and has a three year term. Per their employment agreements, Mr. Fischer receives a base salary of $105,000 and Mr. Diamond receives a base salary of $145,000. For termination without cause, or constructive termination, the Company may be obligated to pay up to $750,000 each. The effective date of the employment agreement for Michael Promotico was September 23, 2008, and has a three year term. Per the employment agreement, Mr. Promotico receives a base salary of $230,000.
Background of Executive Officers and Directors
Michael Nole. Mr. Nole serves as Cairman of the Board and Chief Executive Officer of Brookside Technology Holdings Corp. He has over 20 years experience within the communications industry. Since 2002, he had been a private consultant to the VoIP and telecom industry and since 2005 worked as a private consultant with Brookside. During this time and since 1998, he co-founded Experience Total Communications, Inc. (ETC), a communications-consulting firm specializing and consulting directly with clients in all areas of communications including Voice, Data, and Wireless communications products and services and formed a subsidiary company, Enterprise Consulting Group, Inc., expanding the consulting services to include management consulting and business development. Prior to that, over a 12 year period, he held various executive management positions with Executone Information Systems, Inc., which later became Executone Business Solutions, Claricom, and Staples Communications, which was, in turn, acquired by NextiraOne, LLC. His responsibilities included the management of sales/marketing, installation and service, and inventory of multiple districts and regions throughout the United States.
Chris Phillips. On October 22, 2008, Chris Phillips was appointed to the Company’s board of directors, increasing the size of the board of directors to three. Mr. Phillips has been a managing director for Vicis Capital, LLC since February 2008. From 2004 through January 2008, Mr. Phillips served as President and CEO of Apogee Financial Investments, Inc., a merchant bank that owns 100% of Midtown Partners & Co., LLC, a FINRA licensed broker-dealer. From 2000 through January 2008, he also served as managing member of TotalCFO, LLC, which provides consulting and CFO services to a number of public and private companies and high net worth individuals. From November 2007 through January 2008 Mr. Phillips served as the CEO and Chief Accounting Officer of OmniReliant Holdings, Inc. (OTCBB: ORHI). Presently, he is

a member of the Board of Directors OmniReliant Holdings, Inc., Precision Aerospace Components, Inc. (OTCBB: PAOS), The Amacore Group, Inc. (OTCBB: ACGI), MDwerks, Inc. (OTCBB: MDWK), and a few private companies. Mr. Phillips received a B.S. in Accounting and Finance and a Masters of Accountancy, with a concentration in tax, both from the University of Florida. Mr. Phillips is a Florida CPA.
As previously reported, Vicis Capital Master Fund (“Vicis”), an affiliate of Vicis Capital, LLC, is the Company’s largest preferred stockholder and one of the Company’s creditors. As recently reported in the Company’s Form 8-K dated September 29, 2008, in connection with the Company’s acquisition of Standard Tel Networks, LLC, Vicis and the Company entered into, and closed upon, a Securities Purchase and Loan Conversion Agreement, dated September 23, 2008, pursuant to which the Company, in full satisfaction of the prior sums owed to Vicis:
(i) paid $2,250,000 in cash to Vicis; (ii) delivered to Vicis a subordinated note in the principal amount of $1,500,000, bearing interest at 10% and maturing on April 15, 2010; and (iii) converted the balance of the debt owed to Vicis, including all accrued interest of $676,384, in the combined aggregate amount of $5,026,384, into 5,026,384 shares of the Company’s Series A Stock. Vicis also owns warrants to purchase 336,353,835 shares of the Company’s common stock as well as 5,500,000 Series A Stock acquired by converting 3,000,000 shares of Series B Stock and the cash purchase of 2,500,000 shares of Series A Stock, and an additional warrant to purchase 250,000,000 shares of the Company’s common stock.
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
Mike Fischer. Mr. Fischer serves as Chief Executive Officer of US Voice & Data, LLC. He is one of USVD’s two founding members, along with Scott Diamond, who are jointly responsible for the overall direction of USVD. For more than five years, Mr. Fischer has been directly responsible for managing many of USVD’s administrative functions, including finance and accounting, purchasing, inventory control and human resources. Mr. Fischer has over 25 years experience in the telecommunications industry. Prior to USVD, Mr. Fischer owned Cedco, Inc, a Kentucky based provider of business communications equipment and services, which he sold in 1998 to Expanets, a unit of Northwestern Corp. Mr. Fischer started at Cedco as a salesman in 1981 and after several promotions ended up buying the company. Mr. Fischer received a BA and an MA from Western Kentucky University and an MBA from the University of Louisville.
Scott Diamond. Mr. Diamond serves as Chief Operating Officer of US Voice & Data, LLC. He is one of USVD’s founding members, along with Mike Fischer, who are jointly responsible for the overall direction of USVD. For more than five years, Mr. Diamond has been directly responsibility for USVD’s sales, technical services and customer service functions. Mr. Diamond has nearly twenty years experience in sales and marketing of telecommunications equipment and services and is the chief architect of USVD’s successful sales organization. Prior to USVD, Mr. Diamond was the Sales Manager for Cedco, Inc. and continued in that capacity after its acquisition by Expanets. Mr. Diamond left Expanets in 2002 to join Mr. Fischer in the acquisition of USVD. Mr. Diamond received a BA from Georgetown College.

Michael Promotico. Mr. Promotico serves as Chief Executive Officer of Standard Tel Networks, LLC. Mr Promotico began his 22 year career in the telecommunications business while working towards a Bachelor’s Degree in Economics at San Diego State University. After just two years in the business, Mr. Promotico was named a Principal and Executive Vice President of INet Corp., a San Diego based Telecommunications Company. Over the next 15 years, he helped to grow that company into one of the largest Mitel resellers in North America. Also during that time, Mr. Promotico founded Horizon Communications, to fill the need for a reliable source for pre-owned communications equipment. He also co-founded Technology Assurance Group, a national organization of telecommunication companies that researches and provides to its members valuable insight into the best business practices currently in use in the telecommunication industry. In 2000, he assisted in the successful sale of INet to publicly traded Pac West Telecom (PACW), and subsequently served as a Vice President and Member of the Board. Two years later, he co-founded Trans-West Network Solutions, California. In October 2004, this company was named the 3rd Fastest Growing Privately Held Company by the San Diego Business Journal, with more than $10 million dollars in revenue. In October, 2005, he was instrumental in the merger with Standard Tel to form Trans-West Network Solutions, (dba Standard Tel), and again in June, 2006 in the merger with Prologic Communications Inc. of Northern California to form Standard Tel Networks, LLC.
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
Employment Agreements
On September 14, 2007, the Company caused USVD, its new subsidiary, to enter into employment agreements with Michael P. Fischer and M. Scott Diamond, with initial terms of three years, pursuant to which they will serve as USVD’s CEO and COO, respectively. The employment agreements contain standard terms and provisions, including non competition and confidentiality provisions and provisions relating to early termination and constructive termination, and provide for an annual base salary and certain standard benefits. On September 23, 2008, the Company caused STN , its new subsidiary, to enter into an employment agreement with Michael Promotico, with an initial term of three years, pursuant to which he will serve as STN’s Chief Executive Officer . The employment agreement contain standard terms and provisions, including non-competition and confidentiality provisions and provisions relating to early termination and constructive termination, and provide for an annual base salary and certain standard benefits.
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
ITEM 9A. DISCLOSURES AND PROCEDURES
Management’s Report on Internal Control over Financial Reporting as of December 31, 2008
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•	provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•	provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with existing policies or procedures may deteriorate.
In accordance with the internal control reporting requirements of the SEC, management completed an assessment of the adequacy of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and the SEC’s guide entitled “Sarbanes-Oxley Section 404: A Guide for Small Business”. As a result of this assessment and based on the criteria in the COSO framework and SEC guidance, management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective.
Our independent registered public accounting firm has not issued an audit report on the effectiveness of our internal control over financial reporting.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As of year ended December 31, 2008 we identified the following significant deficiencies in our internal controls over financial reporting:
Audit Committee composition: Our audit committee comprises of one member who also represents our largest investor and debt holder. We are in the process of strengthening our audit committee composition and expect to add at a minimum of one additional audit committee member in 2009.
Information Technology: During 2008 we did not complete sufficient documentation and testing of our processes and controls relating to our information technology systems. We are in the process of completing the documentation and expect to complete the documentation and testing during 2009.
Company is in the process of establishing a whistleblower contact as its on-going effort to improve controls relating to compliance. We expect to have this in place in 2009.
As a result of acquisitions made during 2008, we currently do not have standard processes and internal controls which are consistent across the company for some of our critical applications. We are in the process of establishing consistent processes and internal controls for all our operations and expect to have consistent internal controls by end of 2009 for all our locations and critical applications.
There were no other significant changes to internal controls during 2008. We are currently in the process of performing a comprehensive review of our existing internal controls and expect to make some changes to these internal controls in 2009 so that they are consistent across all our geographic locations.
ITEM 10. EXECUTIVE COMPENSATION
On February 21, 2007, Ruth Shepley, our sole director, resigned as an officer of Cruisestock and appointed Michael Nole as Chief Executive Officer and Bryan McGuire as Chief Financial Officer of Cruisestock. Michael Dance was the President of Brookside Technology Partners, Inc. prior to the Share Exchange and now serves as Senior Account Executive of Brookside Technology Partners, Inc. Further, on February 21, 2007, Ms. Shepley, acting in her capacity as the sole director on the board of directors, increased the size of Cruisestock’s board to two and appointed Michael Nole to fill the vacancy. Ms. Shepley has since resigned from the board of Directors. Mr. McGuire was appointed to fill this vacancy on the board as a director effective February 21, 2007. Additionally, on October 22, 2008, Chris Phillips was appointed to the Company’s board of directors as a director, increasing board to three.

Compensation of Directors
There are presently no arrangements providing for payments to directors for director or consulting services. We expect to establish these arrangements shortly upon increased business activities.
Compensation Discussion and Analysis
Until March 1, 2007, we had not paid any compensation to our executive officers in light of Brookside Technology Holdings Corp’s cash position and status as a start up company. Since the closing of the Share Exchange, we have been rounding out our management team and we have begun to compensate our executive officers. Our board of directors reviews, modifies, and approves, as necessary, our executive compensation policies in light of our current status as a new operating company and working capital (deficit) positions. This review is and will be conducted with the goal of compensating our executives so as to maximize their, as well as our, performance. We do not currently have any employment agreement with any of our executive officers.
In connection with the appointments as the following executive officers, we entered into stock option agreements with George Pacinelli and Bryan McGuire. In 2008, we cancelled and re-issued the stock options originally issued to Bryan McGuire and George Pacinelli in 2007. Additionally, we cancelled the options originally issued to Bryan McGuire and George Pacinelli in 2007 and re-issued to Mr. Pacinelli an option to purchase up to 7,000,000 shares of our common stock at an exercise price of $0.025 per share (the “Pacinelli Options”) and re-issued to Mr. McGuire’s an option to purchase up to 7,000,000 shares of our common stock at an exercise price of $0.025 per share (the “McGuire Options”) (the Pacinelli Options and the McGuire Options collectively hereinafter referred to as the “Executive Options”). The Executive Options are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and were granted pursuant to our 2007 Stock Option Plan, pursuant to which we have reserved 35,000,000 shares of common stock for issuance to employees, directors and consultants. The Executive Options vest as follows:

Number of Shares	Year Vested
1,633,333	2008
15,333,333	2009
1,633,333	2010
300,000	2011
Compensation Committee Interlocks and Insider Participation
During 2008, we did not have a compensation committee or another committee of the board of directors performing equivalent functions. Instead the entire board of directors performed the function of compensation committee.

SUMMARY COMPENSATION TABLE
The following table sets forth information concerning the total compensation that Brookside Technology Holdings Corp has paid or that has accrued on behalf of Brookside Technology Holdings Corp’s chief executive officer and other executive officers with annual compensation exceeding $100,000 during the years ended December 31, 2008 and 2007.

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
				Other		Securities		All Other
				Annual		Underlying	LTIP	Compen-
Name and Principal				Compen-	Restricted Stock	Options/	Pay-	sation
Position	Year	Salary ($)	Bonus (4)	Sation ($)	Award(s)	SARs	outs	($)
Michael Nole-CEO	2008	180	29	-0-	-0-	-0-	-0-	-0-
	2007	145	-0-	-0-	-0-	-0-	-0-	-0-
	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A
George Pacinelli —	2008	140	-0-	-0-	-0-	-0-	-0-	-0-
President	2007	87	-0-	-0-	-0-	-0-	-0-	-0-
	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Mike Fischer	2008	105	-0-	-0-	-0-	-0-	-0-	-0-
CEO — US Voice
& Data, LLC	2007	28	-0-	-0-	-0-	-0-	-0-	-0-
	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Scott Diamond	2008	145	-0-	-0-	-0-	-0-	-0-	-0-
COO — US Voice
& Data, LLC	2007	39	-0-	-0-	-0-	-0-	-0-	-0-
	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Michael Promotico	2008	65	-0-	-0-	-0-	-0-	-0-	-0-
President — Standard Tel Networks, LLC	2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Bryan McGuire — CFO	2008	100	-0-	-0-	-0-	-0-	-0-	-0-
	2007	81	-0-	-0-	-0-	-0-	-0-	-0-
	2006	N/A	-0-	-0-	-0-	-0-	-0-	-0-
The Company has not implemented an incentive bonus compensation plan as of March 31, 2009.
Compensation Committee Interlocks and Insider Participation
During 2007, we did not have a compensation committee or another committee of the board of directors performing equivalent functions. Instead the entire board of directors performed the function of compensation committee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The following table sets forth certain information, as of March 31, 2009 with respect to the beneficial ownership of the Company’s outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers, directors and director nominees; and (iii) our directors, director nominees and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

	Common Stock	Percentage of Common stock
Name of Beneficial Owner (1)	Beneficially Owned	Beneficially Owned (2)
Officers and Directors
Michael Nole	17,500,000	12.5%
Mike Fischer (3)	3,500,000	2.5%
Scott Diamond (4)	3,500,000	2.5%
Michael Promotico (5)	9,502,008	6.8%
5% Shareholders
Mike Dance	28,000,000	20.0%
Pro Logic (7)	8,168,675	5.8%
Herb Rosen (8)	8,168,675	5.8%
Sam & Peggy Standridge (9)	16,337,350	11.7%
Apogee Financial Investments, Inc (9)	18,355,085	20.1%

All officers and directors as a group (6 persons)	34,002,008	24.2%

*	Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Brookside Technology Partners, Inc. 15500 Roosevelt Blvd, Suite 101, Clearwater, FL 33760.

(2)	Applicable percentage ownership of common stock is based on 140,228,340 shares of common stock outstanding as of March 31, 2009, together with securities exercisable or convertible into shares of common stock within 60 days of March 31, 2009 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock underlying convertible securities that are currently exercisable or exercisable within 60 days of March 31, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Represents 3,500,000 shares issued as consideration in connection with the acquisition of USVD

(4)	Represents 3,500,000 shares issued as consideration in connection with the acquisition of USVD

(5)	Represents 1,333,333 shares underlying stock options, all of which are presently exercisable. Plus 8,168,675 shares issued as consideration in connection with the acquisition of STN

(6)	Represents 8,168,675 shares issued as consideration in connection with the acquisition of STN

(7)	Represents 8,168,675 shares issued as consideration in connection with the acquisition of STN

(8)	Represents 16,337,350 shares issued as consideration in connection with the acquisition of STN

(9)	Represents 5,314,155 shares of common stock underlying the shares of series A Preferred Stock owned by Apogee Financial Consultants, Inc. and the following warrants:
(i)	series A warrants issued to Midtown Partners, & Co, LLC to purchase 2,664,767 shares of common stock at an exercise price of $0.03;

(ii)	series B warrants issued to Midtown Partners, & Co, LLC to purchase 2,664,767 shares of common stock at an exercise price of $0.03;

(iii)	series C warrants issued to Midtown Partners, & Co, LLC to purchase 5,329,534 shares of common stock at an exercise price of $0.03.

(iv)	a series A warrant issued to Apogee Financial Consultants, Inc. to purchase 320,831 shares of common stock at an exercise price of $0.03; and

(v)	a series B warrant issued to Apogee Financial Consultants, Inc. to purchase 320,831 shares of common stock at an exercise price of $0.03.
All of the warrants are presently exercisable. Apogee Financial Investments, Inc. is the sole member of Midtown Partners & Co., LLC. Apogee’s address 4218 West Linebaugh Avenue, Tampa, FL. 33624.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Michael Nole has loaned $30,000 to Brookside. This loan has an unamortized balance of $16,945 at December 31, 2008 and is subordinate to the Chatham Senior Debt.
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
The Company currently has three directors, Michael Nole, Chris Phillips and Bryan McGuire. They are not independent. Mr. Phillips chairs the audit committee.
ITEM 13. EXHIBITS
The following exhibits are included as part of this Form 10-K. References to “the Company” in this Exhibit list mean Brookside Technology Holdings Corp., a Florida corporation.

Exhibit
Number	Description

2.1	Articles of Incorporation (1)

2.2	Amendment to Articles of Incorporation dated September 14, 2007 (2)

2.3	Amendment to Articles of Incorporation dated July 3, 2008

2.4	Amendment to Articles of Incorporation dated August 4, 2008 (3)

2.5	By-laws

10.1	Dynamic Decisions Note (2)

10.2	Dynamic Decisions Purchase Agreement (2)

10.3	Vicis Capital Master Fund Securities Purchase Agreement (2)

10.4	Vicis Capital Master Fund Registration Rights Agreement (2)

10.5	Hilco Credit Agreement (2)

10.6	US Voice & Data, LLC Membership Purchase Agreement (2)

10.7	Michael P. Fischer Employment Agreement (2)

Exhibit
Number	Description

10.8	M. Scott Diamond Employment Agreement (2)

10.9	STN Stock Membership Purchase Agreement (4)

10.10	Michael Promotico Employment Agreement (4)

10.11	Chatham Credit Facility (4)

10.12	Chatham Term Note Dated September 23, 2008 (4)

10.13	Chatham Revolving Note Dated September 23, 2008 (4)

10.14	Chatham Warrant Purchase and Registration Rights Agreement (4)

10.15	Vicis Securities Purchase and Loan Conversion Agreement (4)

10.16	Vicis Subordinated Note Dated September 23, 2008 (4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from to Brookside Technology Holdings Corp’s Form S-1/A filed with the Securities and Exchange Commission on February 2, 2008.

(2)	Incorporated by reference from to Brookside Technology Holdings Corp’s Form 10-QSB filed with the Securities and Exchange Commission on November 19, 2007.

(3)	Incorporated by reference from to Brookside Technology Holdings Corp’s Form 8-K filed with the Securities and Exchange Commission on August 8, 2008.

(4)	Incorporated by reference from to Brookside Technology Holdings Corp’s Form 8-K filed with the Securities and Exchange Commission on September 29, 2008.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
For the Company’s year ended December 31, 2008, we were billed approximately $170,543 for professional services rendered for the audit of the Brookside Technology Holdings Corp financial statements by PMB Helin Donovan, LLP and review included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2008. We were also billed approximately $102,867 for the audit of the financial statements of Standard Tel Networks, LLC for the fiscal years ended September 30, 2008 and 2007.. For the Company’s year ended December 31, 2007, we were billed approximately $57,475 for professional services rendered for the audit of the Brookside Technology Holdings Corp. financial statements. We also were billed approximately $30,080 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2007. We also incurred professional fees of $42,627 for services rendered in connection with the audit of USVD in 2007.
Tax Fees
For the Company’s fiscal year ended December 31, 2008 and 2007, we were billed approximately $34,241 and $5,000 for professional services rendered for tax compliance, tax advice, and tax planning.
All Other Fees
The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2008 and 2007.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brookside Technology Holdings Corp.
Dated: Mach 31, 2009	By:	/s/ Michael W. Nole
		Name:	Michael W. Nole
		Title:	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

Dated: March 31, 2009	By:	/s/ Bryan G. McGuire
		Name:	Bryan G. McGuire
		Title:	Chief Financial Officer (Principal Financial Officer)

Brookside Technology Holdings Corp.
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Brookside Technology Holdings Corp.
We have audited the accompanying consolidated balance sheets of Brookside Technology Holdings Corp. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statement is free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brookside Technology Holdings Corp. as of December 31, 2008 and 2007 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 20 to the financial statements, the Company is currently not in compliance with their leverage ratio with the Company’s Chatham Senior Loan credit facility. The Company can only borrow up to three times its trailing twelve months EBITDA, calculated monthly, based on the loan agreement. The Company’s management is under discussions with Chatham, and believes that it will again be in compliance with this covenant by April 30, 2009. Pursuant to the Chatham Loan Agreement, Chatham may place the Company in default if the Company is not in compliance with its covenants. Although the Company is not in compliance with their leverage ratio, Chatham has not formally issued a letter of default.
As discussed in Note 10 to the financial statements, on February 21, 2007, the Company entered into a Exchange transaction. As discussed in Note 15 to the financial statements, on September 14, 2007, the Company acquired all of the membership interest in U.S. Voice and Data, LLC. As discussed in Note 16 to the financial statements, on September 23, 2008, the Company acquired all of the membership interest in Standard Tel Networks, LLC.
/s/ PMB Helin Donovan, LLP
PMB Helin Donovan, LLP Austin, Texas
March 27, 2009

BROOKSIDE TECHNOLOGY HOLDINGS CORP
BALANCE SHEETS
As of December 31, 2008 and 2007

	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$835,525	$187,846
Restricted cash	368,666	—
Cash collateral account	1,366,666	—
Accounts receivable, net	4,225,692	2,113,675
Inventory	1,652,300	849,176
Deferred contract costs	107,382	89,922
Deferred finance charges, net of amortization	536,085	245,155
Prepaid expenses	79,493	40,954

Total current assets	9,171,809	3,526,728

Property and equipment
Office equipment	615,721	330,022
Furniture, fixtures and leasehold improvements	155,151	137,745

	770,872	467,767
Less: accumulated depreciation	(326,383)	(194,089)

Property and equipment, net	444,489	273,678

Goodwill	16,918,396	13,236,369
Intangible assets, net	731,710	510,868
Deposits and other assets	27,735	41,699

TOTAL ASSETS	$27,294,139	$17,589,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Accounts payable and accrued expenses	$2,211,611	$981,766
Billings in excess of revenues	2,620,857	1,776,271
Payroll liabilities	851,833	371,470
Current portion of long term debt	2,669,177	8,207,900
Income taxes payable	164,000	—
Other current liabilities	228,390	838,589

Total current liabilities	8,745,868	12,175,996
Long term debt, less current portion	5,053,135	1,850,183

Total liabilities	13,799,003	14,026,179

Stockholders’ equity (deficit)
Series A convertible preferred stock, 15,000,000 authorized, 12,216,716 and 2,175,322 issued and outstanding at December 31, 2008 and 2007, respectively, at 8% dividend yield. Liquidation preference of $12,832,595 and $2,315,178 at December 31, 2008 and 2007, respectively.	8,796,521	1,699,000
Common stock, $.01 par value, 1,000,000,000 shares authorized, 140,228,340 shares issued and outstanding at December 31, 2008 and 87,900,000 shares issued and outstanding at December 31, 2007, respectively	140,229	87,900
Additional paid in capital	21,385,901	11,313,358
Accumulated deficit	(16,827,515)	(9,537,095)

Total stockholders’ equity	13,495,136	3,563,163

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,294,139	$17,589,342

See accompanying notes and independent auditors’ report.

BROOKSIDE TECHNOLOGY HOLDINGS CORP
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008 and 2007

	December 31,
	2008	2007
REVENUES
Installation and other services	$5,327,723	$1,369,097
Equipment sales	16,381,884	4,182,486

Total revenues	21,709,607	5,551,583
COST OF SALES	11,160,248	3,174,127

GROSS PROFIT	10,549,359	2,377,456

OPERATING EXPENSES
General and administrative	8,851,632	4,305,139
Depreciation expense	132,294	69,921

Total operating expenses	8,983,926	4,375,060

OTHER INCOME (EXPENSE)
Interest expense	(2,041,393)	(621,633)
Amortization expense of loan discount and intangibles	(4,358,031)	(4,999,760)
Gain on extinguishment of debt	151,619	—
Other income, net	15,582	14,493

Total other expense	(6,232,223)	(5,606,900)

LOSS BEFORE INCOME TAXES	(4,666,790)	(7,604,504)
Provision for income taxes	(164,000)	—

NET LOSS	$(4,830,790)	$(7,604,504)

Preferred Stock Dividends	(2,459,630)	(139,856)

Net loss attributable to common shareholders	$(7,290,420)	$(7,744,360)

Loss per share- basic and fully diluted	$(0.070)	$(0.096)

Weighted average shares outstanding	104,802,022	80,264,658

See accompanying notes and independent auditors’ report.

BROOKSIDE TECHNOLOGY HOLDINGS CORP
STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2008 and 2007

	Common Stock		Series A Preferred Stock		Additional	Retained
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	Total
Balance at December 31, 2006	63,000,000	$63,000	—	$—	$337,927	$(1,246,927)	$(846,000)
Issuance of Series A preferred Stock for cash	—	—	1,656,990	1,656,990	—	—	1,656,990
Issuance of Series A preferred stock for services	—	—	250,000	250,000	—	—	250,000
Issuance of Series A preferred stock for for conversion of note payable	—	—	268,332	235,000	—	—	235,000
Fees paid for issuance of Series A preferred stock	—	—	—	(336,269)	—	—	(336,269)
Legal fees paid for issuance of Series A preferred stock	—	—	—	(40,383)	—	—	(40,383)
Issuance of warrants to Series A preferred stock investors	—	—	—	(178,344)	178,344	—	—
Intrinsic value of conversion option on Series A preferred stock investors	—	—	—	(2,157)	—	2,157	—
Accretion of Series A preferred stock dividends	—	—	—	139,856	—	(139,856)	—
Amount classified as registration rights obligation	—	—	—	(25,693)	25,693	—	—
Purchase and canellation of 20,000,000 shares of Cruisestock common	—	—	—	—	—	(127,930)	(127,930)
Acquisition of Cruisestock Common	28,000,000	28,000	—	—	(24,000)	(4,000)	—
Brookside shares cancelled per Cruisestock acquisition agreement	(10,500,000)	(10,500)	—	—	10,500	—	—
Fees related to Cruisestock acquisition	—	—	—	—	—	(416,035)	(416,035)
Stock compensation expense	—	—	—	—	915,000	—	915,000
Acquisition of US Voice & Data LLC	7,000,000	7,000	—	—	2,338,000	—	2,345,000
Value of warrants issued in connection with the acquisition of US Voice & Data LLC	—	—	—	—	7,472,294	—	7,472,294
Conversion of note payable to MAJ Ventures, LTD to common stock	400,000	400	—	—	59,600	—	60,000
Net loss						(7,604,504)	(7,604,504)

Balance at December 31, 2007	87,900,000	$87,900	2,175,322	$1,699,000	$11,313,358	$(9,537,095)	$3,563,163

Accretion of Series A preferred stock dividends including $1,983,607 from beneficial conversion feature	—	—	—	2,459,630	—	(2,459,630)	—
Conversion of Series A preferred stock to common stock	11,484,939	11,485	(484,990)	(388,493)	377,008	—	—
Stock compensation expense	—	—	—	—	165,237	—	165,237
Acquisition of Standard Tel Networks, LLC	40,843,401	40,844	—	—	1,128,910	—	1,169,754
Value of warrants issued in connection with the Chatham senior note	—	—	—	—	2,901,388	—	2,901,388
Refinancing of Hilco debt, Dynamic Decisions debt, to Series A preferred stock	—	—	5,026,384	5,026,384	—	—	5,026,384
Refinancing of Series B preferred stock to Series A preferred stock — intrinsic value of beneficial conversion feature and relative fair value of warrants	—	—	5,500,000	—	5,500,000	—	5,500,000
Net loss	—	—	—	—	—	(4,830,790)	(4,830,790)

Balance at December 31, 2008	140,228,340	$140,229	12,216,716	$8,796,521	$21,385,901	$(16,827,515)	$13,495,136

See accompanying notes and independent auditors’ report.

BROOKSIDE TECHNOLOGY HOLDINGS CORP
STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,830,790)	$(7,604,504)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	132,294	69,921
Amortization of loan discounts and intangibles	4,358,031	4,999,760
Non-cash interest expense	686,189	—
Gain on debt extinguishment	(151,619)	—
Bad debt expense	—	30,465
Stock based compensation	165,237	915,000
(Increase) decrease in:
Accounts receivable	(935,625)	264,788
Inventory	99,653	1,055,293
Deferred contract costs	(17,460)	(79,039)
Prepaid expenses	4,053	(10,638)
Deposits and other assets	13,964	(2,428)
Increase (decrease) in:
Accounts payable and accrued expenses	485,032	140,347
Accrued payroll liabilities	437,840	277,131
Billings in excess of revenues	(997,993)	(1,224,156)
Income taxes payable	164,000	—
Other current liabilities	54,842	119,566

	4,498,438	6,556,010

NET CASH USED IN OPERATING ACTIVITIES	(332,352)	(1,048,494)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(180,428)	(76,941)
Cash used for restricted cash	(1,366,667)	—
Acquisition of US Voice & Data, LLC (“USVD”), net of $855,791 in cash received	(227,091)	(9,094,289)
Acquisition of Standard Tel Networks, LLC (“STN”), net of $522,319 in cash received	(2,719,558)	—

NET CASH USED IN INVESTING ACTIVITIES	(4,493,744)	(9,171,230)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long term debt	14,097,455	10,424,576
Cash paid for fees in connection with USVD acquisition financing	—	(463,000)
Proceeds from Series B preferred stock financing classified as long-term debt, net of issuance costs of $250,000	—	2,750,000
Deferred finance charges	(588,984)	(349,538)
Proceeds from issuance of Series A preferred stock, net of issuance costs of $376,653	—	1,280,337
Proceeds from issuance of Series A preferred stock, in connection with the STN acquisition	2,500,000	—
Cash paid for fees in connection with the Exchange Transaction	—	(293,963)
Repayment of long term debt	(10,166,030)	(2,976,508)

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,842,441	10,371,904

NET INCREASE IN CASH	1,016,345	152,180
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	187,846	35,666

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,204,191	$187,846

SUPPLEMENTAL DISCLOSURE
Income taxes paid	$63,559	$—

Interest paid	$899,840	$265,213

Non-cash financing and investing activities
Exchange Transaction fee to Venture Fund II for consulting fees, paid in preferred stock	$—	$250,000

Accretion of preferred stock dividend including $1,983,607 beneficial conversion feature	$2,459,630	139,856

Payment of notes payable paid in preferred stock	$—	$235,000

Note Payable issued in USVD acquisition, net of origination discount	$—	$2,747,934

Value of common stock issued in USVD acquisition	$—	$2,345,000

Accrued interest added to note payable balance	$—	$46,556

Conversion of note for 400,000 shares of common stock	$—	$60,000

Beneficial conversion feature assigned to convertible debt	$—	$695,006

Warrant value assigned and beneficial conversion feature assigned from USVD acquisition debt	$—	$7,472,294

Warrant value assigned with Series A preferred stock	$—	$178,344

Value of common stock issued in STN acquisition	$1,169,755	$—

Warrant value assigned from Chatham financing	$2,901,388	$—

Beneficial conversion feature assigned to Series A preferred stock	$—	$2,157

Registration rights obligation assigned to Series A preferred stock	$—	$25,693

Warrant value and beneficial conversion feature assigned from Vicis Series A preferred issuance	$5,500,000	$—

Conversion of debt to Series A preferred stock	$5,026,384	$—

Conversion of Series A preferred stock to common stock	$388,493	$—

See accompanying notes and independent auditors’ report.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 1 — Nature of Business
Operations
Brookside Technology Holdings Corp., (the “Company”), is the holding company for Brookside Technology Partners, Inc, a Texas corporation (“Brookside Technology Partners”), US Voice & Data, LLC, an Indiana Limited Liability Company (“USVD”), Standard Tel Acquisitions, Inc, a California Corporation (“Acquisition Sub”), Trans-West Network Solutions, Inc., (“Trans-West”), a California Corporation and Standard Tel Networks, LLC, a California Limited Liability Company (“STN”) and all operations are conducted through these (five) wholly owned subsidiaries.
Collectively, the subsidiary companies are providers of converged business communications products and services from Mitel, Inter-tel (owned by Mitel), Nortel and NEC. The Company, as the 2nd largest MITEL dealer is recognized as a Platinum ELITE Partner, combines technical expertise in a range of communications products, including IP-enabled platforms, wired and wireless IP and digital endpoints and leading edge communications applications to create converged voice, video and data networks that help businesses increase efficiency and optimize revenue opportunities, critical for success in today’s competitive business environment. Specializing in selling, designing, analyzing and implementing converged Voice over IP (VoIP), data and wireless business communications systems and solutions for commercial and state/government organizations of all types and sizes in the United States the Company has offices that provides a national footprint. Headquartered in Huntington Beach, California, STN has offices in the San Francisco Bay Area, Sacramento, and San Diego. Headquartered in Austin, Texas, Brookside Technology Partners serves the Texas market. Headquartered in Louisville, Kentucky, USVD serves the Kentucky and Southern Indiana markets, operating out of offices in Louisville, Lexington and Indianapolis. New implementations represent approximately 50% of the Company’s revenues with the remaining 50% generated by service, support, maintenance and other recurring revenues from our existing customer base.
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

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 1 — Nature of Business (continued)
Stock Split
Concurrently with the Redomestication and as of the Effective Time:
•	Each outstanding share of Cruisestock’s common stock, $0.001 per share, was automatically converted into seven shares of Brookside Technology Holdings Corp.’s common stock, $0.001 par value per share;

•	Each outstanding share of Cruisestock’s Series A preferred stock (“Series A Stock”), $0.001 per share, was automatically converted into one share of Brookside Technology Holdings Corp.’s Series A Stock, $0.001 par value per share;

•	The price at which the Series A Stock converts into common stock was automatically adjusted, on a proportionate basis, to account for the forward split of the common shares by reducing the current conversion price of $0.40 per share to $0.0571428; and

•	The number of shares of common stock underlying all of Cruisestock’s outstanding options and warrants to purchase common stock, and the exercise price of such options and warrants, was automatically adjusted to account for the 7-for-1 common share stock split.
Acquisition of USVD
On September 26, 2007, the Company acquired all of the membership interest of US Voice & Data, LLC, an Indiana Limited Liability Company (“USVD”). USVD, headquartered in Louisville, Kentucky, with offices in Lexington, Kentucky and Indianapolis, Indiana, is a leading regional provider of telecommunication services, including planning, design, installation and maintenance for converged voice and data systems.
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
Acquisition of Standard Tel Networks, LLC
On September 23, 2008, Brookside Technology Holdings Corp. (the “Company), through its wholly owned subsidiary, Standard Tel Acquisitions, Inc. (“Acquisition Sub”), acquired Standard Tel Networks, LLC (“STN”), an independent distributor of high quality, turnkey converged voice and data business communications products and services with California offices in the San Francisco Bay Area, Sacramento, San Diego and headquartered in Huntington Beach. The acquisition was conducted pursuant to a previously-disclosed Stock and Membership Interest Purchase Agreement dated July 17, 2008 (the “Purchase Agreement”), and was structured as the acquisition of (a) all of the stock of Trans-West Network Solutions, Inc. (“Trans-West”) from the shareholders of Trans-West (the “Trans-West Shareholders”) and (b) all of the membership interest of STN owned by ProLogic Communication, Inc. (“ProLogic” and collectively with the Trans-West Shareholders, the “Seller Parties”). As previously reported, Trans-West, a holding company with no operations, owns eighty percent (80%) of the membership interest of STN and ProLogic owned the other twenty percent (20%), and, accordingly, the Company now owns (directly, in part, and indirectly through Trans West, in other part) one hundred percent (100%) of STN. Collectively, the forgoing transactions are referred to in this Current Report as the “STN Acquisition.” Prior to the STN Acquisition, the Company did not have any relationships with the Seller Parties.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 2 — Liquidity and Capital Resources
The Company completed the STN acquisition on September 23, 2008. As part of the acquisition, the Company was able to rearrange its debt and equity and obtain more favorable terms. The Company has a $2,000,000 line of credit with no outstanding balance and cash and cash equivalents of approximately $1.2 million at December 31, 2008. The Company sustained a loss for the year ended December 31, 2008 of approximately $4.8 million, sustained losses in 2007 and 2006 and has a retained deficit of approximately $16.8 million. These losses were primarily due to the amortization expense related to the accounting treatment of warrants issued in connection with the debt raised to fund the USVD and STN acquisitions. For the year ended December 31, 2008 the Company had net cash used in operations of $332,352. Historically, the Company has relied on borrowings and equity financings to maintain its operations. The Company believes it has enough cash to operate for the coming year with its cash on hand, cash to be generated from operations and the borrowing availability on its credit lines. However, the recent economic downturn could have a material affect on its business operations.
Note 3 — Significant Accounting Policies
The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the practices within the telecommunications industry. The following summarizes the more significant of these policies.
Principles of Consolidation
The consolidated financial statements include the accounts of Brookside Technology Holdings Corp. and its wholly-owned subsidiaries, certain of which are Brookside Technology Partners Inc., a Texas Corporation, US Voice & Data, LLC, an Indiana Limited Liability Company, Standard Tel Acquisitions, Inc a California Corporation, Trans-West Network Solutions, Inc, a California Corporation and Standard Tel Networks, LLC, a California Limited Liability Company. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Receivables are concentrated with a small number of customers. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. There were no allowances for credit losses at December 31, 2008 and 2007.
The amounts reported for cash and cash equivalents, receivables, accounts payable, and accrued liabilities are considered to approximate their market values based on comparable market information available at the respective balance sheet dates and their short-term nature. The Company believes that the notes payable fair values approximate their notional value at December 31, 2008.
Inventories
Inventories are comprised primarily of telephone systems ordered for installations and spare parts or common parts used in telephone system installations, and are stated at the lower of cost (first-in, first out) or market through the use of an inventory valuation allowance. In order to assess the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements compared to current or committed inventory levels. Allowance requirements generally increase as the projected demand requirement decreases due to market conditions, technological and product life cycle changes.
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

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 3 — Significant Accounting Policies (continued)
Convertible Securities With Beneficial Conversion Features
Under EITF No.00-27, “ Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates’, to Certain Convertible Instruments,” the Company considered the effect of a beneficial conversion feature of the Series A Stock issued in the December 2007 private placement and subsequently issued to Vicis during 2008. During 2008, the Company has attributed a beneficial conversion feature of $1,983,607 to the Series A Stock based upon the difference between the relative fair value assigned to costs in Series A Stock and the discount assigned to the warrants and zero (minimum basis). The amount attributable to the beneficial conversion feature has been recorded as a dividend to the holders of the Series A Stock during the year ended December 31, 2008. Since the redemption requirement of the Series A Stock is contingent on the occurrence of future events, the Company is not accreting the carrying value of the Series A Stock to redemption value and will not do so until the occurrence of any one of those future events becomes probable.
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
The Company has adopted a policy to review goodwill and indefinite-lived intangibles for impairment using a discounted cash flow approach that uses forward-looking information regarding market share, revenues and costs for the reporting unit as well as appropriate discount rates. As a result, changes in these assumptions could materially change the outcome of the reporting unit’s fair value determination in future periods, which could require a further permanent write-down of goodwill.
Impairment of Long-lived Assets and Long-lived Assets to be Disposed of
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair market value less costs to sell. There were no impairments to long-lived assets as of December 31, 2008 and 2007.

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
Warranty Reserves
Reserves are provided for estimated warranty costs when revenue is recognized. The costs of warranty obligations are estimated based on warranty policy or applicable contractual warranty, historical experience of known product failure rates and use of materials and service delivery charges incurred in correcting product failures. Specific warranty accruals may be made if unforeseen technical problems arise. If actual experience, relative to these factors, adversely differs from these estimates, additional warranty expense may be required. At December 31, 2008 and 2007, the Company has accrued $231,906 and $0, respectively. The Company’s warranty accrual takes into account the telecommunications equipment covered by original equipment manufacturer warranties. Prior to December 31, 2008, warranty costs not covered by the original equipment manufacturer warranty were not considered material to the financial statements

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 3 — Significant Accounting Policies (continued)
Advertising
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
The Company evaluates its tax positions under FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. Accordingly, the Company’s management first determines whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. Any tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. Each identified tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. No such tax positions were identified during the years ended December 31, 2008 and 2007.
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
At December 31, 2008, there were potentially dilutive securities outstanding consisting of Series A Stock, warrants, and stock options issued to employees. The potential shares would be anti-dilutive during 2008, and as such, have not been considered in the calculation of earnings per share. At December 31, 2008, the number of potentially dilutive shares that are anti-dilutive at December 31, 2008 consisted of 19,200,000 stock option shares, 12,216,716 Series A Stock (exercisable into 407,223,867 common shares), and 544,440,793 common shares purchase warrants. At December 31, 2007, there were potentially dilutive securities outstanding consisting of Series A Stock, convertible debt, warrants, and stock options issued to employees of 14,000,000.
Stock Based Compensation
The Company recognizes the compensation cost relating to share-based payment transactions in accordance with provisions of SFAS No. 123 (revised 2004), Share-Based Payment. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). The Company recorded $165,237 and $915,000 for stock compensation cost for the years ended December 31, 2008 and 2007, respectively.

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
In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets, (the “FSP”), which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142. The FSP amends paragraph 11(d) of SFAS No. 142 to require an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset.
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

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 3 — Significant Accounting Policies (continued)
Recent Accounting Pronouncements (continued)
As described in “Adoption of New Accounting Standards,” the Company adopted SFAS No. 157 effective January 1, 2008. SFAS 157 established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. SFAS 157 does not require assets and liabilities that were previously recorded at cost to be recorded at fair value or for assets and liabilities that are already required to be disclosed at fair value. SFAS 157 introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be used for financial reporting purposes. The fair value of the Company’s financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:
Level 1—quoted prices in active markets for identical assets and liabilities.
Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3—unobservable inputs.
The adoption of FAS 157 did not have an effect on the Company’s financial condition or results of operations, but SFAS 157 introduced new disclosures about how the Company values certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of December 31, 2008, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on the guidance in SFAS 157. At December 31, 2008 all financial assets consisted of cash and cash equivalents at financial institutions in the United States.
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
Note 4 —Billings in Excess of Revenues
Billings in excess of revenues at December 31, 2008 and 2007 consisted of the following:

	December 31,	December 31,
	2008	2007
Customer deposits and deferred income on installation contracts	$1,683,266	$718,574
Deferred revenue on maintenance contracts	937,591	1,057,697

	$2,620,857	$1,776,271

Note 5 —Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2008	2007
Accounts payable, trade	$1,857,905	$981,766
Accrued warranty liability	231,906	—
Other accrued expenses	121,800	—

Total	$2,211,611	$981,766

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 6 —Long Term Debt
Long-term debt as of December 31, 2008 and 2007 consisted of the following:

	December 31,	December 31,
	2008	2007
Note payable to an individual, unsecured, accruing interest at 2% per annum, with monthly payments of $5,215 due May 1, 2010.	$98,049	$153,066
Note payable to executive officers and shareholders, unsecured, accruing interest at 0% per annum, due in installments over 3 years with a maturity date of September 26, 2009, less unamortized discount of $75,812 and $283,368, respectively.	1,524,188	2,816,632
Notes payable to an individual, unsecured, accruing interest at 7% per annum, with monthly payments of $1,130 due May 1, 2011.	31,006	40,361
Note payable to executive officer and shareholders, unsecured, accruing interest at 7% per annum, with monthly payments of $968, due September 1, 2010.	16,945	28,558
Notes payable to shareholder, unsecured, accruing interest at 7% per annum, with monthly payments of $6,432 due June 1, 2010.	115,360	176,547
Note payable to Vicis, secured by all assets of the Company, accruing interest at 10% per annum, principal and accrued interest due in full September 26, 2008. Principal amount due of $7,088,301. Formerly payable to Hilco Financial, LLC. Note was assigned to Vicis on June 18, 2008 and subsequently extinguished on September 23, 2008.	—	3,235,930
Note payable to Dynamic Decisions Strategic Opportunities (“DD”), unsecured, accruing interest at 10% per annum, total principal and accrued interest due September 26, 2008. Note was subsequently assigned to Vicis on July 3, 2008 and subsequently extinguished on December 31, 2008. This note had an unamortized discount of $403,677 at December 31, 2007.	—	596,323
Series B Preferred Stock issued to Vicis Capital, unsecured, accruing interest at 16% per annum, matured on December 27, 2007, converted to Series A preferred stock on July 3, 2008.	—	3,000,000
Subordinated Note Payable to Vicis Capital Master Fund, accruing interest at 10%, maturing April 15, 2010, subordinated to the Chatham senior note. Net of discount of $118,917. (STN acquisition.)	1,381,083	—
Senior note payable, Chatham Investment Fund III, LLC and Chatham Investment Fund III QP, LLC, accruing interest at the LIBOR rate plus 9.00%, payments of $83,333 beginning on the first of the month after 6 months from the closing date, with the balance due on the third anniversary of the closing date of September 23, 2008, net of unamortized discount of $2,658,050. (STN acquisition)	4,380,916	—
Secured notes payable to Enterprise Fleet Services, accruing interest at 5% per annum, with monthly payments of $1,476, maturing June 1, 2010. Notes are secured by vehicles.	60,617	—
Secured notes payable to GMAC, accruing interest at 9.25% with monthly payments of $2,272, maturing July 14, 2012. Notes are secured by vehicles.	82,673	—
Secured notes payable to Huntington Bank, accruing interest at a prime rate plus 3.73% with monthly payments of $383, with a maturity date of March 28, 2009. Note is secured by a vehicle.	1,007	10,666
Secured notes payable to NEC Financial Services, accruing interest at 11.25% with monthly payments of $1,128, with a maturity date of February 25, 2011. Note is secured by testing equipment.	30,468	—

Total long term debt	7,722,312	10,058,083
Less current portion	(2,669,177)	(8,207,900)

Long term portion	$5,053,135	$1,850,183

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 6 —Long Term Debt (Continued)
Principal maturities of long-term debt as of December 31, 2008 are as follows:

Years Ending December 31,	Gross
2009	$2,669,177
2010	2,639,001
2011	5,247,367
2012	19,546
2013	—

10,575,091
Less: Unamortized discounts	(2,852,779)

Net of Discounts	$7,722,312

Warrants Issued in Connection with Financing
In connection with the foregoing financing of the acquisition of USVD and STN, the Company issued debt at a discount. A summary of the notes payable and discounts is as follows:
As a result of these contract provisions, the Hilco Senior Note balance at Inception (September 26, 2007) was adjusted as follows:

Notional balance of Hilco Senior Note	$6,000,000
Adjustments:
Discount for warrant issued (based on relative fair value assigned)	(4,000,227)
Discount for loan fees paid to Hilco on Note	(340,000)

Hilco Senior Note balance, net of unamortized discount at September 26, 2007	$1,659,773

On June 18, 2008, the Hilco Senior Note and warrants were assumed by Vicis, then converted to Series A Stock on July 3, 2008.
As a result of these contract provisions, the DD Subordinated Note balance at Inception (August 31, 2007) was adjusted as follows:

Notional balance of DD Subordinated Note at August 31, 2007	$1,000,000
Adjustments:
Discount for warrant (based on relative fair value assigned)	(696,049)

DD Subordinated Note balance, net of unamortized discount at August 31, 2007	$303,951

On July 3, 2008, the DD Subordinated Note and warrants were assumed by Vicis.
As a result of these contract provisions, the Series B Stock balance at Inception (September 14, 2007) was adjusted as follows:

Notional balance of Series B Stock	$3,000,000
Adjustments:
Discount for warrants issued (based on relative fair value assigned)	(2,054,995)
Discount for beneficial conversion feature (based on relative fair value assigned)	(695,005)
Discount for loan fees paid to Vicis	(250,000)

Series B Stock balance, net of unamortized discount at September 14, 2007	$—

The Series B Stock and warrants were converted on July 3, 2008 to Series A Stock.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 6 —Long Term Debt (continued)
As a result of these contract provisions, the USVD Seller’s Note balance at Inception (September 14, 2007) was adjusted as follows:

Notional balance of USVD Seller’s Note	$3,100,000
Adjustments:
Discount for imputed interest	(352,066)

USVD Seller’s Note balance, net of unamortized discount at September 14, 2007	$2,747,934

USVD Seller’s Note at December 31, 2008-
The USVD Seller’s Note balance on the consolidated balance sheet as of December 31, 2008 is comprised of the following:

Notional balance of USVD Seller’s Note at December 31, 2008	$1,600,000
Adjustments:
Unamortized discount	(75,812)

USVD Seller’s Note balance, net of unamortized discount at December 31, 2008	$1,524,188

The following assumptions were used in the preparation of the Warrant valuations using the Black-Scholes method, at inception (September 26, 2006), December 31, 2007 and February 21, 2007:

	Hilco Note	DD Sub Debt	Series B
Assumptions	Warrant	Warrant	Warrant

Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.21%	4.21%	4.21%
Volatility	61.55%	61.55%	61.55%
Expected Term	5 years	5 years	5 years
As previously reported, as of July 3, 2008, Vicis purchased and assumed from Hilco Financial, LLC (“Hilco”), the Company’s prior senior lender, and from DD, the Company’s prior mezzanine lender, all their credit agreements, loans and promissory notes under which Hilco and DD had loaned to the Company representing an aggregate of $8,100,000 (“Vicis Debt”). In connection with the closing of the STN Acquisition and the Chatham Financing, Vicis and the Company entered into, and closed upon, a Securities Purchase and Loan Conversion Agreement, dated September 23, 2008, pursuant to which the Company, in full satisfaction of the Vicis Debt: (i) paid $2,250,000 in cash to Vicis; (ii) delivered to Vicis a subordinated note in the principal amount of $1,500,000, bearing interest at 10% and maturing on April 15, 2010; and (iii) converted the balance of the Vicis Debt (assumed from Hilco and DD), including all accrued interest of $676,384, in the combined aggregate amount of $5,026,384, into 5,026,384 shares of the Company’s Series A Stock. Vicis entered into a subordination agreement with Chatham, wherein Vicis agreed to subordinate the Vicis Subordinated Note to the Loans. As a result, all Prior Credit Documents have been terminated effective September 23, 2008.
The Company concluded that the cash and the Series A Stock exchanged for equal amounts of debt would result in no gain or loss on the extinguishment. The Company determined that the remaining $1,500,000 of debt at 15% per annum market rate had a fair value of $151,619 less than the new debt of $1,500,000 at 10% per annum actual rate due to the difference in interest rates. Therefore, the Company recognized a gain on the extinguishment of $151,619. The Company determined that the new debt should be carried at its appropriate fair value and the difference to the old debt’s carrying value at exchange is a gain or loss on extinguishment.

Notional balance of Vicis Note	$1,500,000
Adjustments:
Discount for gain on extinguishment	(151,619)

Vicis Note balance, net of unamortized discount at September 23, 2008	$1,348,381

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 6 —Long Term Debt (continued)
The Vicis Note balance on the consolidated balance sheet as of December 31, 2008 is comprised of the following:

Notional balance of Vicis Note at December 31, 2008	$1,500,000
Adjustments:
Unamortized discount for gain on extinguishment	(118,917)

Vicis Note balance, net of unamortized discount at December 31, 2008	$1,381,083

Long-term Debt — Acquisition of STN
Concurrently with the closing of the STN Acquisition, the Company and its five subsidiaries (U.S. Voice and Data, LLC, Brookside Technology Partners, Inc., Acquisition Sub, Trans-West and STN (hereinafter, the Company and its five subsidiaries collectively are referred to as the “Borrowers”) entered into a Credit Agreement (the “Chatham Credit Agreement”) with Chatham Investment Fund III, LLC, Chatham Investment Fund III QP, LLC and Chatham Credit Management III, LLC (“Chatham”), pursuant to which Chatham agreed to provide a $7,000,000 term loan and a $2,000,000 revolving line of credit (collectively the “Loans”). The Loans are evidenced by a Term Note and a Revolving Note. As a condition precedent to the extension of the Loans: (a) the Borrowers entered into a Pledge Agreement, dated September 23, 2008, pursuant to which the Borrowers pledged the stock of each subsidiary owned by it as collateral to secure payment of the Loans; (b) the Borrowers granted to Chatham a Warrant to purchase an aggregated of 140,930,835 shares of Borrowers’s Common Stock (“Chatham Warrants”); and (c) the Borrowers entered into a Warrant Purchase and Registration Rights Agreement, dated September 23, 2008, pursuant to which, among other things, the Borrowers agreed to register the resale of the shares underlying the Chatham Warrants upon demand by Chatham. The Loans have a term of three years and bear interest, at the following rates: (i) with respect to the Revolving Note, LIBOR plus 4.00% per annum, and (ii) with respect to the Term Loan, LIBOR Rate plus 9.00% per annum. Additionally, the Chatham Credit Agreement contains standard representations, warranties and covenants that require the Borrowers, on a consolidated basis, to maintain at the end of each month: (1) a fixed charge coverage ratio for the 12 months then ended of at least 1.75:1; and (2) a leverage ratio as of the last day of such fiscal month and for the 12 months then ended of not more than 3:1, in each case calculated as set forth in the Credit Agreement. Although the Borrowers was in compliance with all of its covenants at December 31, 2008, the Borrowers is currently not in compliance with its leverage ratio. The leverage ratio for the 12 months ended January 31, 2009 was 3.20:1. The forgoing transactions (the “Chatham Financing”) were consummated on September 23, 2008. Prior to the closing of the Chatham Financing, the Borrowers did not have any relationship with Chatham.
As a result of the note provisions, the Notional balance of Chatham Senior Note balance at Inception (September 23, 2008) was adjusted as follows:

Notional balance of Chatham Senior Note	$7,000,000
Adjustments:
Discount for warrant issued (based on relative fair value assigned)	(2,901,388)

Chatham Senior Note balance, net of unamortized discount at September 23, 2008	$4,098,612

The following assumptions were used in the preparation of the Warrant valuations using the Black-Scholes method, at inception (September 23, 2008):

Chatham Note
Assumptions	Warrant

Dividend yield	0.00%
Risk-free interest rate	4.21%
Volatility	181.04%
Expected Term	5 years

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 6 — Long Term Debt (continued)
The Chatham Senior Note balance on the consolidated balance sheet as of December 31, 2008 is comprised of the following:

Notional balance of Chatham Senior Note at December 31, 2008	$7,038,966
Adjustments:
Unamortized discount for gain on extinguishment	(2,658,050)

Chatham Senior Note balance, net of unamortized discount at December 31, 2008	$4,380,916

Change in unamortized discount and loan costs of the Note —
For the year ended December 31, 2008, the discount on the above Notes changed for amortization of discounts in connection with the notes. The total discount on the Notes changed from $8,338,342 at inception to $3,848,016 at December 31, 2007, then to $2,852,779 at December 31, 2008. There was $2,901,388 of new discounts generated in 2008 in connection with valuing the Chatham Warrants issued with Chatham credit facility. Unamortized discounts totaling $4,490,326 were amortized to expense over the terms of the notes during the year ended 2007, and $3,711,578 was amortized to expense during the year ended December 31, 2008. Total amortization expense was $4,358,031 and $4,499,760 for the years ended December 31 2008 and 2007, respectively. In addition to the amortization of discounts in connection with the notes as discussed above, amortization expense also included amortization of intangible assets which totalled $646,453 and $9,434 for the years ended December 31, 2008 and 2007, respectively.
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

2009	$557,543
2010	353,510
2011	169,138
2012	158,176
2013	—
Rental expense for operating leases for the years ended December 31, 2008 and 2007, was approximately $505,000 and $141,000, respectively
Liquidated Damages Under Registration Payment Arrangements
The Company has accrued $154,400 which is included in other current liabilities in the accompanying consolidated balance sheets for December 31, 2008 and December 31, 2007 related to expected liquidated damages that will be paid in cash or by issuance of additional common shares or warrants for common shares under various registration rights agreements related to common shares, conversion rights and warrants for preferred shares.
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
During the years ended December 31, 2008 and 2007 sales and net receivables (receivables billed, plus unbilled receivables, less billings in excess of revenues) by customers with more than 10% of revenue or the total of accounts and unbilled receivables balances were as follows:
2008

Customer	Revenues		Receivables
Customer A	$3,693,345	17.0%	$291,440	6.9%
2007

Customer	Revenues		Receivables
Customer A	$212,932	12.9%	$123,257	6.1%
The Company is also dependent on a limited number of suppliers for telecommunications equipment, as follows:

Concentration	Activity and Balances
Ingram Micro	Supplies telephone equipment under the brand name Nortel Networks.
NEC	Supplies telephone equipment under the brand name NEC.
Mitel	Supplies telephone equipment under the brand names Mitel and Inter-tel.
Note 9 — Related Party Transactions
The Company has notes payable to officers and shareholders of the Company. The balance of these notes payable was $1,732,305 and $3,305,105 at December 31, 2008 and December 31, 2007, respectively.
Note 10 — Series A 8% Convertible Preferred Stock
The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. The Company’s preferred stock may be divided into such series as may be established by the Board of Directors. The Board of Directors may fix and determine the relative rights and preferences of the shares of any series established.
The conversion price of the Preferred Stock and the exercise price of the Warrants are subject to adjustment in certain instances, including the issuance by the Company of securities with a lower conversion or exercise price, which occurred as part of the USVD financings and STN financings and acquisition. The Series A Stock has voting rights equivalent to the 407,223,867 shares of common stock into which it can convert. The Series A stockholders also must approve any change to the Company’s Articles of Incorporation.
Pursuant to the Vicis Agreement, all the outstanding warrants have been re-priced to $0.03 and all conversion prices on the Series A Stock have been reduced to $0.03.
Upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary, the holders of the shares of Series A Stock shall be paid, before any payment shall be paid to the holders of common stock, or any other stock ranking on liquidation junior to the Series A Stock, an amount for each share of Series A Stock held by such holder equal to the sum of (1) the Stated Value thereof and (2) an amount equal to dividends accrued but unpaid thereon, computed to the date payment thereof is made available.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 10 — Series A 8% Convertible Preferred Stock (continued)
During the year ended December 31, 2008, certain Series A stockholders converted 484,990 shares of Series A Stock to 11,484,939 shares of the Company’s common stock.
On July 3, 2008, the Company entered into a Securities Purchase Agreement (the “Vicis Agreement”), pursuant to which Vicis acquired (a) 2,500,000 shares of Series A Stock; and (b) a warrant (the “Warrant”) to purchase 250,000,000 shares of common stock of the Company at $0.03 per share (the “Exercise Price”), for an aggregate purchase price of $2,500,000. Furthermore, pursuant to the Vicis Agreement, all of 3,000,000 shares of the Company’s Series B Stock previously owned by Vicis were converted into 3,000,000 shares of Series A Stock. Accordingly, the Company no longer has any outstanding shares of Series B Stock. The Exercise Price is subject to a price adjustment from time to time upon the occurrence of certain events set forth in the Warrant.
The Company evaluated the issuance of the $5,500,000 ($2,500,000 in cash and $3,000,000 in principal on the Series B Stock) for the 5,500,000 shares of Series A Stock and 250,000,0000 warrants to purchase common stock and assigned the values to the Series A Stock and the warrants based on the relative fair values. The warrants were valued using the Black-Scholes valuation model, 0.0% dividend yield, a risk free rate of return of 4.21%, volatility of 181.04% and a five year term. Under EITF No.00-27, ” Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates’, to Certain Convertible Instruments,” the Company considered the effect of a beneficial conversion feature of the Series A shares issued and the conversion of the Series B Stock to Series A Stock. The Company has attributed a beneficial conversion feature of $1,983,607 to the Series A Stock based upon the difference between the effective conversion price of those shares and the fair value of the Company’s common stock on the date of issuance of the Series A Stock. The carrying value of the Series A Stock was reduced to zero with a corresponding entry to additional paid in capital. The amount attributable to the beneficial conversion feature, a total of $1,983,607 has been recorded as a dividend to the holders of the Series A Stock. Since the redemption requirement of the Series A Stock is contingent on the occurrence of future events, the Company is not accreting the carrying value of the Series A Stock to redemption value and will not do so until the occurrence of any one of those future events becomes probable.
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
Additionally, Vicis purchased and assumed from Hilco, the Company’s prior senior lender, and from DD, the Company’s prior mezzanine lender, all their credit agreements, loans and promissory notes under which Hilco and DD had loaned to the Company representing an aggregate of $8,100,000 (“Vicis Debt”). In connection with the closing of the STN Acquisition and the Chatham Financing, Vicis and the Company entered into, and closed upon, a Securities Purchase and Loan Conversion Agreement, dated September 23, 2008, pursuant to which the Company, in full satisfaction of the Vicis Debt: (i) paid $2,250,000 in cash to Vicis; (ii) delivered to Vicis a subordinated note in the principal amount of $1,500,000, bearing interest at 10% and maturing on April 15, 2010; and (iii) converted the balance of the Vicis Debt (assumed from Hilco and DD), including all accrued interest of $676,384, in the combined aggregate amount of $5,026,384, into 5,026,384 shares of the Company’s Series A Stock. Vicis entered into a subordination agreement with Chatham, wherein Vicis agreed to subordinate the Vicis Subordinated Note to the Loans. As a result, all Prior Credit Documents have been terminated effective September 23, 2008.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 11 — Income Taxes
Income tax provision (benefit) for the years ended December 31, 2008 and 2007 consists of the following:

	2008	2007

Current:
Federal	$—	$—
State and local	164,000	—

Total current	164,000	—

Deferred:
Federal	$—	$—
State and local	—	—

Total deferred	—	—

Income tax provision (benefit)	$164,000	$—

The following table provides a reconciliation of the income tax provision (benefit) at the statutory federal rate to the actual income tax provision (benefit) for the years ended December 31, 2008 and 2007:

	2008	2007

Tax at Federal Statutory rate of 34%	$(1,587,000)	$(2,586,000)
State and local income taxes, net of federal benefit	(108,000)	(366,000)
Non-deductible items and others	787,000	2,370,000
Increase in valuation allowance	1,072,000	582,000

Income tax provision (benefit)	$164,000	$—

Significant temporary differences that give rise to the deferred tax assets (liabilities) as of December 31, 2008 and 2007 are as follows:

	2008	2007

Net operating loss carryforwards for tax purposes	$1,894,000	$762,000
Billings in excess of revenues	377,000	337,000
Accounts receivable	—	(41,000)
Property and equipment	(58,000)	(5,000)
Goodwill	(498,000)	(119,000)
Intangible assets	326,000	68,000
Deferred job costs	(11,000)	(27,000)
Other	17,000	—

Net deferred tax asset before valuation allowance	2,047,000	975,000
Valuation allowance on deferred tax assets	(2,047,000)	(975,000)

Net deferred tax asset	$—	$—

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 11 — Income Taxes (continued)
As of December 31, 2008, the Company has available federal and state net operating loss carryforwards totaling approximately $4.6 million and $5.6 million, respectively. These federal and state net operating loss carryforwards expire in 2027 and 2028. The Company files a U. S. federal income tax return and income tax returns in various state and local tax jurisdictions. The Company reduces its jurisdictional tax liabilities to the extent net operating loss carryforwards are available. Where state or local tax jurisdiction net operating loss carryforwards are not available or are limited, the Company pays income taxes. Tax returns for all years are subject to future examination by federal and state taxing authorities.
Note 12 — Cost of Sales
For the years ended December 31, 2008 and 2007, costs of sales consisted of the following:

	December 31,
	2008	2007

Equipment costs	$9,120,527	$2,583,803
Contract labor	134,629	139,177
Direct labor	1,099,785	268,109
Sales commissions and selling costs selling costs	228,486	34,176
Software assurances costs	286,075	—
Lite warranty costs	223,396	9,413
Other costs	67,350	139,449

	$11,160,248	$3,174,127

Note 13 — General and Administrative Expenses
For the years ended December 31, 2008 and 2007, general and administrative expenses consisted of the following:

	December 31,
	2008	2007

Employee compensation and benefits	$5,287,931	$2,047,248
Bad Debt Expense	2,046	30,465
Telephone	220,302	89,158
Travel expense	424,806	166,082
Occupancy	373,451	103,966
Professional fees	676,332	288,463
Stock based compensation	165,237	915,000
Other	1,701,527	664,757

	$8,851,632	$4,305,139

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 14 — Employee Benefit Plan
USVD, the Company’s subsidiary, has a 401(k) profit sharing plan (the Plan) and other employee health and benefit plans. The Plan allows all eligible employees to defer a portion of their income on a pretax basis through contributions to the Plan.
The Company has made 401(k) matching contributions of $142,783 and $40,094 for the years December 31, 2008 and 2007, respectively.
The Company provides group health and other benefits to its employees through plans that cover all employees that elect to be covered. The Company’s share of group health care costs was approximately $358,000 and $142,000 for the years ended December 31, 2008 and 2007, respectively, and such amounts have been included in employee compensation and benefits expense.
Note 15 — Acquisition of US Voice & Data, LLC
On September 26, 2007, the Company acquired all of the membership interest of USVD. The purchase price of $15,429,242 was paid through a combination of common stock, cash at closing and a seller note. Cash paid at closing was $9,938,690. The Company issued 7,000,000 shares of its common stock valued at $0.335 per share on September 14, 2007. Also, the Company issued the Sellers a note payable of $3,100,000 with a maturity date of December 31, 2010, and an additional amount paid to Sellers of $356,160 in February 2008 based on a “true-up” calculation of net worth at September 14, 2007. Additionally, the Purchase Agreement provides the Sellers with the opportunity to earn additional stock or cash consideration in the form of a three-year performance based earnout. The Sellers earned $227,091 pursuant to this earnout calculation based on the performance of USVD for the year ended December 31, 2008. This amount was added to goodwill and accrued at December 31, 2008. The amount is payable by April 30, 2009. During the year ended December 31, 2008, the Company has repaid $1,500,000 on the note. The amount due as of December 31, 2008 is $1,600,000.
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
A summary of the acquisition is as follows:
The Acquisition of USVD was accounted for under the purchase method of accounting that requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair market value. The judgments made in determining the estimated fair values assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact net income. Additional direct acquisition costs were unpaid at June 30, 2008 and may be paid in 2008 and 2009, if certain revenue targets are met. A total of $227,091 has been recognized for their contingent earn out as of December 31, 2008. The purchase price was allocated to the assets acquired and liabilities assumed, based on estimated fair values at the date of the acquisition.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 15 — Acquisition of US Voice & Data, LLC (continued)
Operating results from the acquired business is included in the condensed consolidated statements of operations from the date of acquisition. A summary of the purchase price allocation is as follows:

Purchase price -
Cash paid	$9,938,690
Stock issued	2,345,000
Notes payable issued to seller, net of discount	2,747,934
Additional amount due to seller	356,160
EBITDA earnout based on 2008 operating results	227,091
Legal & other acquisition costs	41,458

Acquisition costs	15,656,333
Net fair value of assets acquired and liabilities assumed	(1,592,873)

Excess of cost over fair value of tangible assets acquired	$14,063,460
Value assigned to customer contracts acquired	(600,000)

Goodwill acquired	$13,463,460

Fair value of assets acquired and liabilities assumed -
Cash acquired	$885,859
Accounts receivable	1,975,430
Inventory and work in progress	1,865,309
Property and equipment	203,249
Other assets	69,587
Accounts payable and accrued expenses	(529,903)
Customer deposits and deferred income	(2,773,232)
Other liabilities	(103,426)

Net fair value of assets acquired and liabilities assumed	$1,592,873

EBITDA Earnout to the Sellers of USVD:
Pursuant to the Stock Purchase Agreement the Company is required to pay the Seller’s (Scott Diamond and Mike Fischer) 50% of the amount of EBITDA earned by USVD in excess of $2,500,000 on an annual basis (Calendar Year) (the “EBITDA Earnout”). This EBITDA Earnout would be recorded as an increase to Goodwill, and a Current Liability. As of December 31, 2008, USVD has exceeded this target of $2,500,000, by $227,091. Therefore, the Company has accrued for it at December 31, 2008. In addition, the Company paid $100,000 for non-compete agreements.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 16 — Acquisition of Standard Tel Networks, LLC
On September 23, 2008, the Company, through its Acquisition Sub, acquired STN, an independent distributor of high quality, turnkey converged voice and data business communications products and services with California offices in the San Francisco Bay Area, Sacramento, San Diego and headquartered in Huntington Beach. The acquisition was conducted pursuant to a previously-disclosed Stock and Membership Interest Purchase Agreement dated July 17, 2008 (the “Purchase Agreement”), and was structured as the acquisition of (a) all of the stock of Trans-West Network Solutions, Inc. (“Trans-West”) from the shareholders of Trans-West (the “Trans-West Shareholders”) and (b) all of the membership interest of STN owned by ProLogic Communication, Inc. (“ProLogic” and collectively with the Trans-West Shareholders, the “Seller Parties”). As previously reported, Trans-West, a holding company with no operations, owns eighty percent (80%) of the membership interest of STN and ProLogic owned the other twenty percent (20%), and, accordingly, the Company now owns (directly, in part, and indirectly through Trans West, in other part) one hundred percent (100%) of STN. Collectively, the forgoing transactions are referred to in this Current Report as the “STN Acquisition.” Prior to the STN Acquisition, the Company did not have any relationships with the Seller Parties.
At the closing of the STN Acquisition, the Company issued to the Seller Parties 40,843,376 shares of the Company’s common stock and paid to the Seller Parties $3,209,263 in cash. However, pursuant to the Purchase Agreement, one-half of such shares are being held in escrow subject to certain post-closing purchase price adjustments and indemnification obligations. On January 8th, 2009, the Company and the Seller Parties completed the analysis of post closing adjustments. This resulted in a cash reduction of the purchase price of $247,059. As a result of the decrease in purchase price, the resulting goodwill has been adjusted down by the cash portion of this amount. The stock portion will be analyzed further subject to additional purchase price adjustments and indemnification obligations due September 23, 2009.
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

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 16 — Acquisition of Standard Tel Networks, LLC (continued)
An initial preliminary allocation has been made to intangible assets as of the December 31, 2008. Management will determine the proper value of intangible assets acquired from STN and allocate any additional adjustments of the goodwill to intangible assets within the twelve months after the acquisition date.
Operating results from the acquired business is included in the condensed consolidated statements of operations from the date of acquisition. A summary of the purchase price allocation is as follows:

Purchase price -
Cash paid	$2,982,667
Stock issued	1,169,755
Legal & other acquisition costs	259,210

Acquisition costs	4,411,631
Net fair value of assets acquired and liabilities assumed	(56,696)

Excess of cost over fair value of tangible assets acquired	$4,354,936
Value assigned to customer contracts acquired	(900,000)

Goodwill acquired	$3,454,936

Fair value of assets acquired and liabilities assumed -
Cash acquired	$522,319
Accounts receivable	1,176,392
Inventory and work in progress	902,777
Property and equipment	122,677
Other assets	42,593
Accounts payable and accrued expenses	(780,015)
Customer deposits and deferred income	(1,842,579)
Installment loan	(87,468)

Net fair value of assets acquired and liabilities assumed	$56,696

Note 17 — Stock-Based Compensation
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
2007 Stock Incentive Plan
Effective April 19, 2007, the Company adopted the Brookside Technology Holdings Corp. (formerly Cruisestock, Inc) 2007 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan is discretionary and allows for an aggregate of up to 35,000,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options and stock appreciation rights. The Stock Incentive Plan is administered by the Board of Directors, which has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 17 — Stock-Based Compensation (continued)
The Company recognized $165,237 and $915,000 compensation expense for options for the years ended December 31, 2008 and 2007, respectively.
A summary of the changes in the total stock options outstanding during the year ended December 31, 2008 follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2006	—	$—
Granted During 2007	14,000,000	$0.186
Forfeited or expired	—	—
Exercised	—	—

Outstanding at December 31, 2007	14,000,000	$0.186
Cancelled during 2008	(14,000,000)	$0.186
Granted	19,200,000	$0.03
Forfeited or expired	—	—
Exercised	—	—

Outstanding at December 31, 2008	19,200,000	$0.03
Vested and exercisable at December 31, 2008	1,633,333	$0.04
The weighted average remaining term of the options is approximately 9.7 years at December 31, 2008. Options issued in 2008 had an exercise price ranging from $0.03 to $0.05 per share. The grant date fair value for 2008 options were $0.03 to $0.05 per share. At December 31, 2008, there was $503,878 of total unrecognized compensation cost related to non-vested stock option awards that are expected to be recognized over a period of 2 years. The Company has stock options outstanding with an intrinsic value of $210,000 at December 31, 2008.
Note 18 — Warrants
Warrants
The following is a summary of the warrants outstanding as of December 31, 2008.

	Outstanding	Exercise Price
Series A *	24,327,753	$0.03
Series B	37,498,836	$0.03
Series C	5,329,534	$0.03
Series D **	25,080,000	$0.03
Series E	61,273,835	$0.03
Series F	250,000,000	$0.03
Chatham	140,930,835	$0.03

Total warrants	544,440,793

*	Includes 2,628,917 penalty warrants

**	Includes 1,080,000 penalty warrants.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 18 — Warrants (continued)
The Company has warrants, common stock options and Series A Stock that could potentially convert to 1,111,085,033 shares of common stock. Currently, the Company has 1,000,000,000 shares authorized. EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” addresses issues relating to financial instruments that must be settled in with the Company’s common stock. In some circumstances if the Company does not have enough authorized shares, outstanding common stock warrants could be classified as liabilities. The warrant agreements require net share settlement, which would reduce the total share issuance upon exercise to an amount less than the total authorized shares. The Company can settle all convertible securities by net share settlement within the currently authorized shares. Additionally, the Company’s Board of Directors may implement a reverse stock split or increase the number of authorized shares. This would require approval of the shareholders of the Company who own a majority of the outstanding shares of the Company’s common stock, and Series A Stock, voting as a single class on a converted basis.
Note 19 — Intangible Assets
Intangible assets represent amounts acquired in the acquisitions of USVD and STN and consist of the following as of December 31, 2008:

	Gross Carrying	Accumulated
	Amount	Amortization	Life (years)

Purchased customer contracts — USVD	$600,000	$600,000	1
Purchased customer contracts — STN	900,000	225,000	1
Non-compete agreements	100,000	43,290	3

	$1,600,000	$868,290

Estimated Amortization Expense
2009		$708,336
2010		23,374

		$731,710

Note 20 — Subsequent Events
The Chatham Credit Agreement contains standard representations, warranties and covenants that require the Company, on a consolidated basis, to maintain at the end of each month: (1) a fixed charge coverage ratio for the 12 months then ended of at least 1.75:1; and (2) a leverage ratio as of the last day of such fiscal month and for the 12 months then ended of not more than 3:1, in each case calculated as set forth in the Credit Agreement. Although the Company was in compliance with all of their covenants at December 31, 2008, the Company is currently not in compliance with their leverage ratio, for the trailing twelve month period ending January 31, 2009. The leverage ratio for the 12 months ended January 31, 2009 was 3.20:1. In accordance with terms of the Chatham Senior Loan credit facility, the Company can only borrow up to three times its trailing twelve months EBITDA, calculated monthly. The Company is in discussions with Chatham to obtain a waiver of the default.