Form 10-Q
period 2009-03-31
BROOKSIDE TECHNOLOGY HOLDINGS, CORP.
filed 2009-05-15
CIK 1367001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Registrant’s telephone number, including area code (727) 535-2151
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding of registrant’s class of common stock as of May 15, 2009: 140,228,340

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
The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties including those set forth under “Risk Factors” in our Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission, and any other periodic reports filed with the Securities and Exchange Commission. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in its forward-looking statements.

BROOKSIDE TECHNOLOGY HOLDINGS CORP
CONSOLIDATED BALANCE SHEETS
As of March 31, 2009 and December 31, 2008

	March 31,	December 31,
	2009 (Unaudited)	2008
ASSETS
Current assets
Cash and cash equivalents	$638,565	$835,525
Cash collateral account	394,576	368,666
Restricted cash	850,000	1,366,666
Accounts receivable, net	3,369,848	4,225,692
Inventory	1,603,130	1,652,300
Deferred contract costs	13,016	107,382
Deferred finance charges, net of amortization	487,002	536,085
Prepaid expenses	202,101	79,493

Total current assets	7,558,238	9,171,809

Property and equipment
Office equipment	492,624	444,590
Vehicles	171,131	171,131
Furniture, fixtures and leasehold improvements	160,652	155,151

	824,407	770,872
Less: accumulated depreciation	(361,986)	(326,383)

Property and equipment, net	462,421	444,489

Goodwill	16,980,030	16,918,396
Intangible assets, net	498,376	731,710
Deposits and other assets	27,464	27,735

TOTAL ASSETS	$25,526,529	$27,294,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Accounts payable and accrued expenses	$2,140,026	$2,211,611
Billings in excess of revenues	2,522,838	2,620,857
Payroll liabilities	711,285	851,833
Current portion of long term debt	2,120,322	2,669,177
Income taxes payable	162,700	164,000
Other current liabilities	288,725	228,390

Total current liabilities	7,945,896	8,745,868
Long term debt, less current portion	5,412,900	5,053,135

Total liabilities	13,358,796	13,799,003

Stockholders’ equity (deficit)
Series A convertible preferred stock, 15,000,000 authorized, 12,216,716 issued and outstanding at March 31, 2009 and December 31, 2008 at 8% dividend yield. Liquidation preference of $13,076,929 and $12,832,595 at March 31, 2009 and December 31, 2008, respectively.	9,040,855	8,796,521
Common stock, $.01 par value, 1,000,000,000 shares authorized, 140,228,340 shares issued and outstanding at March 31, 2009 and December 31, 2008	140,229	140,229
Additional paid in capital	21,402,845	21,385,901
Accumulated deficit	(18,416,196)	(16,827,515)

Total stockholders’ equity	12,167,733	13,495,136

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,526,529	$27,294,139

See accompanying notes to these unaudited consolidated financial statements.

BROOKSIDE TECHNOLOGY HOLDINGS CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2009 and 2008
Unaudited

	March 31,
	2009	2008
REVENUES
Installation and other services	$1,573,177	$1,012,309
Equipment sales	3,428,122	3,195,757

Total revenues	5,001,299	4,208,066
COST OF SALES	2,276,180	2,229,881

GROSS PROFIT	2,725,119	1,978,185

OPERATING EXPENSES
General and administrative	3,110,097	1,744,490
Depreciation expense	35,132	37,468

Total operating expenses	3,145,229	1,781,958

OTHER INCOME (EXPENSE)
Interest expense	(432,809)	(675,453)
Amortization expense of loan discount and intangibles	(476,674)	(1,322,324)
Other income, net	1,615	3,463

Total other expense	(907,868)	(1,994,314)

LOSS BEFORE INCOME TAXES	(1,327,978)	(1,798,087)
Provision for income taxes	—	—

NET LOSS	$(1,327,978)	$(1,798,087)

Preferred Stock Dividends	(244,334)	(43,506)

Net loss attributable to common shareholders	$(1,572,312)	$(1,841,593)

Loss per share-basic and fully diluted	$(0.01)	$(0.02)

Weighted average shares outstanding	140,228,340	87,900,000

See accompanying notes to these unaudited consolidated financial statements.

BROOKSIDE TECHNOLOGY HOLDINGS CORP
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008
Unaudited

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,327,978)	$(1,798,087)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	35,132	37,468
Amortization of loan discounts and intangibles	476,674	1,322,324
Non-cash interest expense	130,254	258,076
Bad debt expense	26,450	—
Stock based compensation	16,944	—
(Increase) decrease in:
Accounts receivable	829,394	(154,548)
Inventory	49,170	(269,840)
Deferred contract costs	94,366	41,575
Prepaid expenses	(122,608)	(7,753)
Deposits and other assets	271	6,509
Increase (decrease) in:
Accounts payable and accrued expenses	(71,585)	385,560
Accrued payroll liabilities	(140,548)	42,229
Billings in excess of revenues	(98,019)	190,170
Income taxes payable	(1,300)	—
Other current liabilites	43,966	(321,789)

	1,268,561	1,529,981

NET CASH USED IN OPERATING ACTIVITIES	(59,417)	(268,106)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(53,064)	(83,911)
Cash used for restricted cash	(233,334)	—
Cash provided by restricted cash	750,000	—
Acquisition of US Voice & Data, LLC (“USVD”) additional EBITDA Earnout	(61,634)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	401,968	(83,911)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long term debt	285,253	3,862,760
Repayment of long term debt	(798,854)	(3,609,596)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(513,601)	253,164

NET DECREASE IN CASH	(171,050)	(98,853)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,204,191	187,846

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,033,141	$88,993

SUPPLEMENTAL DISCLOSURE
Income taxes paid	$—	$—

Interest paid	$302,555	$9,237

Non-cash financing and investing activities
Accretion of preferred stock dividend	$244,334	43,506

Accrued interest added to note payable balance	$35,253	$246,228

See accompanying notes to these unaudited consolidated financial statements.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 1 — Basis of Presentation and Nature of Business
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Brookside Technology Holdings Corp., a Florida corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2008. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of March 31, 2009 and December 31, 2008, and the results of operations and cash flows for the quarters ended March 31, 2009 and 2008. The results of operations for the quarter ended March 31, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year.
Operations
Brookside Technology Holdings Corp., (the “Company”), is the holding company for Brookside Technology Partners, Inc., a Texas corporation (“Brookside Technology Partners”), US Voice & Data, LLC, an Indiana Limited Liability Company (“USVD”), Standard Tel Acquisitions, Inc, a California Corporation (“Acquisition Sub”), Trans-West Network Solutions, Inc., (“Trans-West”), a California Corporation and Standard Tel Networks, LLC, a California Limited Liability Company (“STN”) and all operations are conducted through these wholly owned subsidiaries.
Collectively, the subsidiary companies are providers of converged business communications products and services from Mitel, Inter-tel (owned by Mitel), Nortel and NEC. The Company, as the 2nd largest MITEL dealer, is recognized as a Diamond Dealer. The Company combines technical expertise in a range of communications products, including IP-enabled platforms, wired and wireless IP and digital endpoints and leading edge communications applications to create converged voice, video and data networks that help businesses increase efficiency and optimize revenue opportunities, critical for success in today’s competitive business environment. Specializing in selling, designing, analyzing and implementing converged Voice over IP (VoIP), data and wireless business communications systems and solutions for commercial and state/government organizations of all types and sizes in the United States, the Company has offices that provide a national footprint. Headquartered in Huntington Beach, California, STN has offices in the San Francisco Bay Area, Sacramento, and San Diego. Headquartered in Austin, Texas, Brookside Technology Partners serves the Texas market. Headquartered in Louisville, Kentucky, USVD serves the Kentucky and Southern Indiana markets, operating out of offices in Louisville, Lexington and Indianapolis. Combined, new implementations represent approximately 50% of the Company’s revenues with the remaining 50% generated by service, support, maintenance and other recurring revenues from our existing customer base.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 1 — Nature of Business (continued)
Background/Name Change/Redomestication
Brookside Technology Holdings Corporation was originally incorporated in Texas in September 2005 under the name Cruisestock, Inc., (“Cruisestock”). Brookside Technology Partners, Inc., a Texas Corporation (“BTP”), was incorporated and began operations in the State of Texas. BTP completed a reverse merger transaction on February 21, 2007 with Cruisestock, a public “shell company”. On February 21, 2007, Brookside Technology Holdings Corporation (formerly known as “Cruisestock”), acquired all the outstanding shares of BTP in a reverse merger (the “Merger”). Effective with the merger, the directors and management of BTP thereupon became the directors and management of Brookside Technology Holdings Corporation. BTP has been considered the acquirer in this transaction, accounted for as a recapitalization. The business of BTP is now the sole business of the Company. BTP remains a wholly-owned subsidiary of Brookside Technology Holdings Corporation.
Redomestication
On July 6, 2007, Cruisestock changed its name to Brookside Technology Holdings Corp. and redomesticated in Florida. The name change and redomestication were accomplished by merging Cruisestock into a newly-formed, Florida wholly-owned subsidiary, with the subsidiary being the surviving entity (the “Redomestication”).
The Company’s common stock is quoted on the NASDAQ Over-the-Counter Bulletin Board (OTCBB) under the symbol: “BKSD”.
US Voice & Data, LLC
The Company has a wholly-owned subsidiary, US Voice & Data, LLC, an Indiana Limited Liability Company (“USVD”). USVD, headquartered in Louisville, Kentucky, with offices in Lexington, Kentucky and Indianapolis, Indiana, is a leading regional provider of telecommunication services, including planning, design, installation and maintenance for converged voice and data systems.
Acquisition of Standard Tel Networks, LLC
On September 23, 2008, the Company, through its wholly-owned subsidiary, Standard Tel Acquisitions, Inc. (“Acquisition Sub”), acquired Standard Tel Networks, LLC (“STN”), an independent distributor of high quality, turnkey converged voice and data business communications products and services headquartered in Huntington Beach, CA, and having other California offices in the San Francisco Bay Area, Sacramento, and San Diego. This acquisition was structured as the acquisition of (a) all of the stock of Trans-West Network Solutions, Inc. (“Trans-West”) from the shareholders of Trans-West (the “Trans-West Shareholders”) and (b) all of the membership interest of STN owned by ProLogic Communication, Inc. (“ProLogic” and collectively with the Trans-West Shareholders, the “Seller Parties”). Trans-West, a holding company with no operations, owned eighty percent (80%) of the membership interest of STN and ProLogic owned the other twenty percent (20%), and, accordingly, the Company now controls one hundred percent (100%) of STN. Collectively, the forgoing transactions are referred to in these financial statements as the “STN Acquisition.” Prior to the STN Acquisition, the Company did not have any relationships with the Seller Parties.
Operating results from the acquired business, STN, is included in the condensed consolidated statements of operations from the date of acquisition (September 23, 2008). Accordingly, the first quarter of 2008 has no operation activity related to STN.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 2 — Liquidity and Capital Resources
The Company completed the STN acquisition on September 23, 2008. As part of the acquisition, the Company was able to rearrange its debt and equity and obtain more favorable terms. The Company has a $2,000,000 line of credit with $250,000 outstanding and cash and cash equivalents of $1,033,141 at March 31, 2009. The Company is in default in its debt which will limit the Company’s ability to borrow under its line of credit. The Company sustained a loss for the three months ended March 31, 2009 of approximately $1.3 million, sustained losses in 2008 and 2007 and has a retained deficit of approximately $18.4 million. These losses were primarily due to the amortization expense related to the accounting treatment of warrants issued in connection with the debt raised to fund the USVD acquisition. For the three months ended March 31, 2009, the Company had net cash used in operations of $59,417. Historically, the Company has relied on borrowings and equity financings to maintain its operations. The Company believes it has enough cash to operate for the coming year with its cash on hand, cash to be generated from operations and the borrowing availability on its credit lines. However, the recent economic downturn could have a material effect on its business operations.
The Company is in discussions with its senior lender to obtain a waiver of the default as well as in discussions with its senior and subordinated lender regarding obtaining additional financing.
Note 3 — Significant Accounting Policies
The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the practices within the telecommunications industry. There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2009 compared to what was previously disclosed in the Company’s Annual Report on 10-K for the year ended December 31, 2008.
Principles of Consolidation
The consolidated financial statements include the accounts of Brookside Technology Holdings Corp. and its wholly-owned subsidiaries, certain of which are Brookside Technology Partners, Inc., US Voice & Data, LLC, an Indiana Limited Liability Company, Standard Tel Acquisitions, Inc a California Corporation, Trans-West Network Solutions, Inc, a California Corporation and Standard Tel Networks, LLC, a California Limited Liability Company. All significant intercompany balances and transactions have been eliminated in consolidation.
Cash Equivalents
For purposes of the statements of cash flows, the Company considers short-term investments, which may be withdrawn at any time without penalty, and restricted cash, which will become available within one year from the date of the consolidated condensed financial statements, to be cash equivalents.
Use of Estimates
The preparation of consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

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
Receivables are concentrated with a small number of customers. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. There were no allowances for credit losses at March 31, 2009 and December 31, 2008.
The amounts reported for cash and cash equivalents, receivables, accounts payable, and accrued liabilities are considered to approximate their market values based on comparable market information available at the respective balance sheet dates and their short-term nature. The Company believes that the notes payable fair values approximate their notional value at March 31, 2009.
Convertible Securities With Beneficial Conversion Features
Under EITF No. 00-27, ” Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates’, to Certain Convertible Instruments,” the Company considered the effect of a beneficial conversion feature of the Series A Stock issued in the December 2007 private placement and subsequently issued to Vicis during 2008. During 2008, the Company has attributed a beneficial conversion feature of $1,983,607 to the Series A Stock based upon the difference between the relative fair value assigned to costs in Series A Stock and the discount assigned to the warrants and zero (minimum basis). The amount attributable to the beneficial conversion feature has been recorded as a dividend to the holders of the Series A Stock during the year ended December 31, 2008. Since the redemption requirement of the Series A Stock is contingent on the occurrence of future events, the Company is not accreting the carrying value of the Series A Stock to redemption value and will not do so until the occurrence of any one of those future events becomes probable.
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
Revenue from contracts that contain multiple elements that are not accounted for under the percentage-of-completion method are accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Revenue from these contracts is allocated to each respective element based on each element’s relative fair value, if determinable, and is recognized when the respective revenue recognition criteria for each element are fulfilled. The Company recognizes revenue from the equipment sales and installation services using the percentage of completion method. The services for maintaining the systems the Company installs are sold as a stand-alone contract and treated according to the terms of the contractual arrangements then in effect. Revenue from this service is generally recognized over the term of the subscription period or the terms of the contractual arrangements then in effect. A majority of equipment sales and installation services revenues are billed in advance on a monthly basis based upon the fixed price, and are included both accounts receivable and deferred income on the accompanying balance sheets. Direct costs incurred on such contracts are deferred until the related revenue is recognized and are included in deferred contract costs on the accompanying balance sheets. The Company also provides professional services (maintenance/managed services) on a fixed price basis. These services are billed as bundles and or upon completion of the services.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 3 — Significant Accounting Policies (continued)
Warranty Reserves
Reserves are provided for estimated warranty costs when revenue is recognized. The costs of warranty obligations are estimated based on warranty policy or applicable contractual warranty, historical experience of known product failure rates and use of materials and service delivery charges incurred in correcting product failures. Specific warranty accruals may be made if unforeseen technical problems arise. If actual experience, relative to these factors, adversely differs from these estimates, additional warranty expense may be required. At March 31, 2009 and 2008, the Company has accrued $244,646 and $0, respectively. The Company’s warranty accrual takes into account the telecommunications equipment covered by original equipment manufacturer warranties. Prior to December 31, 2008, warranty costs not covered by the original equipment manufacturer warranty were not considered material to the consolidated financial statements.
Advertising
The Company recognizes advertising expenses as incurred.
Reclassifications
Certain prior year amounts have been reclassified to conform to the 2009 presentation.
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
The Company evaluates its tax positions under FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. Accordingly, the Company’s management first determines whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. Any tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the consolidated condensed financial statements. Each identified tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. No such tax positions were identified during the three months ended March 31, 2009 and 2008.

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
At March 31, 2009, there were potentially dilutive securities outstanding consisting of Series A Stock, warrants, and stock options issued to employees. The potential shares would be anti-dilutive during the three months ended March 31, 2009 and 2008, and as such, have not been considered in the calculation of earnings per share. At March 31, 2009, the number of potentially dilutive shares that are anti-dilutive consisted of 19,200,000 stock option shares, 12,216,716 Series A Stock (exercisable into 407,223,867 common shares), and 544,440,793 common shares purchase warrants (which would be net share settled). At March 31, 2008, there were potentially dilutive securities outstanding consisting of Series A Stock, convertible debt, warrants, and stock options issued to employees of 14,000,000.
Stock Based Compensation
The Company recognizes the compensation cost relating to share-based payment transactions in accordance with provisions of SFAS No. 123 (revised 2004), Share-Based Payment. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). The Company recorded $16,944 and $0 for stock compensation cost for the three months ended March 31, 2009 and 2008, respectively.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 3 — Significant Accounting Policies (continued)
Recent Accounting Pronouncements
In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No 157” (FAP FAS 157-2). FSP FAS 157-2 delayed the effective date for SFAS 157 for certain non-financial assets and non-financial liabilities, including goodwill and other intangible assets. The Company’s adoption of FSP FAS 157-2 in first quarter 2009 did not have a material effect on its consolidated financial statements.
In December 2007, the FASB issued SFAS 141(R), “Business Combinations”, and SFAS 160, “Non-controlling Interests in Consolidated Financial Statements”, which affect the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements. These statements became effective for fiscal years beginning after December 15, 2008, and will principally affect the Company’s accounting relating to future acquisitions. The Company’s adoption of these statements in first quarter 2009 did not have any effect on its consolidated financial statements.
In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP 142-3 is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 was effective for first quarter 2009. The Company does not expect FSP 142-3 to have a material impact on the accounting for future acquisitions or renewals of intangible assets, but the potential impact is dependent upon the acquisitions of intangible assets in the future.
In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company is in the process of evaluating the impact of FSP 157-4, but does not expect it to have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1). FSP 107-1 requires disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 is effective for interim periods ending after June 15, 2009. The Company is in the process of evaluating the impact of FSP 107-1, but does not expect it to have a material impact on the Company’s consolidated financial statements.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present consolidated financial statements.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 4 —Billings in Excess of Revenues
Billings in excess of revenues at March 31, 2009 and December 31, 2008 consisted of the following:

	Quarter ended	Year Ended
	March 31,	December 31,
	2009	2008
Customer deposits and deferred income on installation contracts	$1,382,386	$1,683,266
Deferred revenue on maintenance contracts	1,140,452	937,591

	$2,522,838	$2,620,857

Note 5 —Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2009	2008
Accounts payable, trade	$1,688,035	$1,857,905
Accrued warranty liability	244,646	231,906
Other accrued expenses	207,345	121,800

Total	$2,140,026	$2,211,611

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 6 —Long Term Debt
Long-term debt as of March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
Note payable to an individual, unsecured, accruing interest at 2% per annum, with monthly payments of $5,215 due May 1, 2010.	$82,869	$98,049
Note payable to executive officers and shareholders, unsecured, accruing interest at 0% per annum, due in installments over 3 years with a maturity date of September 26, 2009, less unamortized discount of $23,923 and $75,812, respectively.	826,077	1,524,188
Notes payable to an individual, unsecured, accruing interest at 7% per annum, with monthly payments of $1,130 due May 1, 2011.	28,143	31,006
Note payable to executive officer and shareholders, unsecured, accruing interest at 7% per annum, with monthly payments of $968, due September 1, 2010.	16,945	16,945
Notes payable to shareholder, unsecured, accruing interest at 7% per annum, with monthly payments of $6,432 due June 1, 2010.	97,982	115,360
Subordinated Note Payable to Vicis Capital Master Fund, accruing interest at 10%, maturing April 15, 2010, subordinated to the Chatham senior note. Net of unamortized discount of $89,632 and $118,917, respectively. (STN acquisition.)	1,410,368	1,381,083
Senior note payable, Chatham Investment Fund III, LLC and Chatham Investment Fund III QP, LLC, accruing interest at the LIBOR rate plus 9.00%, payments of $83,333 beginning on the first of the month after 6 months from the closing date, with the balance due on the third anniversary of the closing date of September 23, 2008, net of unamortized discount of $2,414,712 and $2,658,050, respectively. (STN acquisition)	4,659,507	4,380,916
Senior line of credit, Chatham Investment Fund III, LLC and Chatham Investment Fund III QP, LLC, accruing interest at LIBOR rate plus 4.00%, principal due on September 23, 2011.	250,000	—
Secured notes payable to Enterprise Fleet Services, accruing interest at 5% per annum, with monthly payments of $1,476, maturing June 1, 2010. Notes are secured by vehicles.	56,188	60,617
Secured notes payable to GMAC, accruing interest at 9.25% with monthly payments of $2,272, maturing July 14, 2012. Notes are secured by vehicles.	77,670	82,673
Secured notes payable to Huntington Bank, accruing interest at a prime rate plus 3.73% with monthly payments of $383, with a maturity date of March 28, 2009. Note is secured by a vehicle.	624	1,007
Secured notes payable to NEC Financial Services, accruing interest at 11.25% with monthly payments of $1,128, with a maturity date of February 25, 2011. Note is secured by testing equipment.	26,849	30,468

Total long term debt	7,533,223	7,722,312
Less current portion	(2,120,322)	(2,669,177)

Long term portion	$5,412,900	$5,053,135

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 6 —Long Term Debt (Continued)
Principal maturities of long-term debt as of March 31, 2009 are as follows:

Years Ending December 31,	Gross
2009	$2,120,322
2010	2,639,001
2011	5,282,620
2012	19,546
2013	—

10,061,489
Less: Unamortized discounts	(2,528,266)

Net of Discounts	$7,533,223

Warrants Issued in Connection with Financing
In connection with the foregoing financing of the acquisition of USVD and STN, the Company issued debt at a discount.
Change in unamortized discount and loan costs of the Note —
For the quarter ended March 31, 2009, the discount on the above Notes changed for amortization of discounts in connection with the notes. The total discount on the Notes changed from $8,338,342 at inception to $3,848,016 at December 31, 2007, then to $2,852,779 at December 31, 2008, then to $2,528,266 at March 31, 2009. There was $3,006,498 of new discounts generated in 2008 in connection with valuing the Chatham Warrants issued with Chatham credit facility. Unamortized discounts totaling $4,490,326 were amortized to expense over the terms of the notes during the year ended 2007, $3,711,578 was amortized to expense during the year ended December 31, 2008 and $324,512 was amortized to expense during the three months ended March 31, 2009. Total amortization expense was $324,512 and $1,216,290 for the three months ended March 31, 2009 and 2008, respectively. In addition to the amortization of discounts in connection with the notes as discussed above, amortization expense also included amortization of intangible assets which totaled $233,336 and $149,589 for the three months ended March 31, 2009 and 2008, respectively.
Note 7 — Commitments and Contingencies
Leases
The Company has entered into operating lease agreements for its corporate offices and equipment. Minimum lease obligations are as follows:

2009	$557,543
2010	353,510
2011	169,138
2012	158,176
2013	—
Rental expense for operating leases for the three months ended March 31, 2009 and 2008, was approximately $176,000 and $108,000, respectively

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 7 — Commitments and Contingencies (continued)
Liquidated Damages Under Registration Payment Arrangements
The Company has accrued $154,400 which is included in other current liabilities in the accompanying consolidated balance sheets for March 31, 2009 and December 31, 2008 related to expected liquidated damages that will be paid in cash or by issuance of additional common shares or warrants for common shares under various registration rights agreements related to common shares, conversion rights and warrants for preferred shares.
Litigation
The Company is not involved in any claims or legal actions, other than those that arise in the normal course of business.
Risk Management
The Company maintains various forms of insurance that the Company’s management believes are adequate to reduce the exposure to property and general liability risks to an acceptable level.
Note 8 — Related Party Transactions
The Company has notes payable to officers and shareholders of the Company. The balance of these notes payable was $964,927 and $1,732,305 at March 31, 2009 and December 31, 2008, respectively.
Note 9 — Series A 8% Convertible Preferred Stock
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
No Series A Stock were converted into common stock during the first quarter of 2009.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 10 — Cost of Sales
For the three months ended March 31, 2009 and 2008, costs of sales consisted of the following:

	March 31,
	2009	2008

Equipment costs	$1,759,211	$1,860,646
Contract labor	5,615	78,211
Direct labor	334,939	231,208
Sales commissions and selling costs	128,394	3,435
Software assurances costs	—	—
Lite warranty costs	30,919	—
Other costs	17,102	56,381

	$2,276,180	$2,229,881

Note 11 — Employee Benefit Plan
USVD, the Company’s subsidiary, has a 401(k) profit sharing plan (the Plan) and other employee health and benefit plans. The Plan allows all eligible employees to defer a portion of their income on a pretax basis through contributions to the Plan.
The Company has made 401(k) matching contributions of $31,567 and $1,251 for the three months ended March 31, 2009 and 2008, respectively.
The Company provides group health and other benefits to its employees through plans that cover all employees that elect to be covered. The Company’s share of group health care costs was approximately $147,000 and $142,000 for the three months ended March 31, 2009 and 2008, respectively, and such amounts have been included in employee compensation and benefits expense.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 12 — Acquisition of Standard Tel Networks, LLC
An initial preliminary allocation has been made to intangible assets as of the December 31, 2008. Management will determine the proper value of intangible assets acquired from STN and allocate any additional adjustments of the goodwill to intangible assets within the twelve months after the acquisition date.
Note 13 — Stock-Based Compensation
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
The Company recognized $16,944, and $0 compensation expense for options for the three months ended March 31, 2009 and 2008, respectively.
A summary of the changes in the total stock options outstanding during the three months ended March 31, 2009 is as follows:

		Weighted
		Average
	Options	Exercise Price

Outstanding at December 31, 2007	14,000,000	$0.186
Cancelled during 2008	(14,000,000)	$0.186
Granted during 2008	19,200,000	$0.03
Forfeited or expired	—	—
Exercised	—	—

Outstanding at December 31, 2008	19,200,000	—
Granted during 2009	—	—
Forfeited or expired	—	—
Exercised	—	—

Outstanding at March 31, 2009	19,200,000	$0.03
Vested and exercisable at March 31, 2009	1,633,333	$0.04
Total stock options vested as of March 31, 2009 is 1,633,333. The remaining vesting period is as follows:

Number of Shares	Year Vested

15,633,333	2009

1,633,333	2010

300,000	2011

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 13 — Stock-Based Compensation (continued)
The weighted average remaining term of the options is approximately 9.4 years at March 31, 2009. Options issued in 2008 had an exercise price ranging from $0.03 to $0.05 per share. The grant date fair value for 2008 options were $0.03 to $0.05 per share. At March 31, 2009, there was $486,934 of total unrecognized compensation cost related to non-vested stock option awards that are expected to be recognized over a period of 2 years. The Company has stock options outstanding with an intrinsic value of $210,000 at March 31, 2009 and December 31, 2008, respectively.
Note 14 — Warrants
Warrants
The following is a summary of the warrants outstanding as of March 31, 2009.

	Outstanding	Exercise Price
Series A *	24,327,753	$0.03
Series B	37,498,836	$0.03
Series C	5,329,534	$0.03
Series D **	25,080,000	$0.03
Series E	61,273,835	$0.03
Series F	250,000,000	$0.03
Chatham	140,930,835	$0.03

Total warrants	544,440,793

*	Includes 2,628,917 penalty warrants

**	Includes 1,080,000 penalty warrants.
The Company has warrants, common stock options and Series A Stock that could potentially convert to 1,111,085,033 shares of common stock. Currently, the Company has 1,000,000,000 shares authorized. EITF 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock addresses issues relating to financial instruments that must be settled in with the Company’s common stock. In some circumstances if the Company does not have enough authorized shares, outstanding common stock warrants could be classified as liabilities. The Company has classified all warrants as permanent equity since the number of authorized shares is within the Company’s control. The Company can settle all convertible securities by settlement (including net share settlement) within the currently authorized shares. The Company’s Board of Directors may implement a reverse stock split or increase the number of authorized shares. This would require approval of the shareholders of the Company who own a majority of the outstanding shares of the Company’s common stock, and Series A Stock, voting as a single class on a converted basis.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 15 — Intangible Assets
Intangible assets represent amounts acquired in the acquisitions of USVD and STN and consist of the following as of March 31, 2009:

	Gross Carrying	Accumulated
	Amount	Amortization	Life (years)

Purchased customer contracts — USVD	$600,000	$600,000	1
Purchased customer contracts — STN	900,000	450,000	1
Non-compete agreements	100,000	51,624	3

	$1,600,000	$1,101,624

Estimated Amortization Expense
2009		$475,002
2010		23,374

		$498,376

Note 16 — Subsequent Events
The Chatham Credit Agreement contains standard representations, warranties and covenants that require the Company, on a consolidated basis, to maintain at the end of each month: (1) a fixed charge coverage ratio for the 12 months then ended of at least 1.75:1; and (2) a leverage ratio as of the last day of such fiscal month and for the 12 months then ended of not more than 3:1, in each case calculated as set forth in the Credit Agreement. The Company is not in compliance with the leverage ratio nor the fixed charge coverage ratio as of March 31, 2009 and the subsequent reporting period ending April 30, 2009. In accordance with terms of the Chatham Senior Loan credit facility, the Company can only borrow up to three times its trailing twelve months EBITDA, calculated monthly. The Company is in discussions with Chatham to obtain a waiver of the default, as well as discussions with Chatham and Vicis regarding liquidity needs.
In a letter dated May 12, 2009, Michael Fischer and Scott Diamond, the CEO and COO of U.S. Voice and Data, one of the Company’s subsidiaries, informed the Company that it is their position that the Company’s alleged failure to pay to them approximately $280,000 on or before April 30, 2009, which they claim was due to them pursuant to the membership purchase agreement between them and the Company, constitutes a constructive termination of their employment agreements, giving rise to certain rights under their employment agreements, the membership purchase agreement and other related agreements. The Company is assessing its rights and remedies in light of this letter. The Company will continue the operations of U.S. Voice and Data in a consistent manner that is seamless to its employees, vendors and customers.

Item 2. Management’s Discussion and Analysis or Plan of Operations
The information presented in this section should be read in conjunction with our audited consolidated financial statements and related notes for the periods ended December 31, 2008 and 2007 included in our Form 10-K, as filed with the Securities and Exchange Commission, as well as the information contained in the consolidated financial statements, including the notes thereto, appearing in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” of our Form 10-K for the year ended December 31, 2008, and elsewhere in this report.
General
Organizational History and Operations
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
Collectively, the subsidiary companies are providers of converged business communications products and services from Mitel, Inter-tel (owned by Mitel), Nortel and NEC. The Company, is the 2nd largest MITEL dealer in the United States, and is recognized by Mitel as a Diamond Dealer. The Company combines technical expertise in a range of communications products, including IP-enabled platforms, wired and wireless IP and digital endpoints and leading edge communications applications to create converged voice, video and data networks that help businesses increase efficiency and optimize revenue opportunities, critical for success in today’s competitive business environment. Specializing in selling, designing, analyzing and implementing converged Voice over IP (VoIP), data and wireless business communications systems and solutions for commercial and state/government organizations of all types and sizes in the United States, the Company has offices that provide a national footprint. Headquartered in Huntington Beach, California, STN has offices in the San Francisco Bay Area, Sacramento, and San Diego. Headquartered in Austin, Texas, Brookside Technology Partners serves the Texas market. Headquartered in Louisville, Kentucky, USVD serves the Kentucky and Southern Indiana markets, operating out of offices in Louisville, Lexington and Indianapolis. Combined, new implementations represent approximately 50% of the Company’s revenues with the remaining 50% generated by service, support, maintenance and other recurring revenues from our existing customer base.
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
Results of Operations
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

Revenues, Cost of Sales and Gross Margins
Total revenues from operations for the quarter ended March 31, 2009 were $5,001,299 compared to $4,208,066 reported for the same period in 2008, representing an increase of $793,233 or 19%. This increase in revenues is primarily due to acquisition of STN, which accounted for $2,185,939 of the increase. This increase was partially offset by the decrease in revenues from USVD and Brookside Technology Partners which experienced decreased revenues in 2009 of $1,125,844 and $266,862, respectively. This decrease is primarily due to companies not fully committing to capital purchases due to market uncertainty. In addition, the Kentucky region experienced ice storms and other harsh weather in the first quarter of 2008 which caused power outages for two weeks, which resulted in much less business activity for USVD.
Cost of sales was $2,276,180 for the quarter ended March 31, 2009 compared to $2,229,881 for the quarter ended March 31, 2008, an increase of $46,299 or 2%. This increase in cost of sales is in conjunction with the increase in revenues due to the acquisition of STN, which accounted for $813,726 of the increase. This increase was partially offset by the decrease in cost of sales at USVD and Brookside Technology Partners which experienced decreased cost of sales in 2009 of $550,557 and $216,870, respectively. These decreases were due to less cost of sales associated with the decrease in revenues for USVD and Brookside Technology Partners discussed above. As a percentage of sales, cost of sales was 46% and 53% for the quarters ended March 31, 2009 and 2008, respectively. This decrease was primarily due to increased profit margin realized on sales consummated in the first quarter 2009 versus the comparative period in 2008. This improvement in cost of sales as a percentage of sales is primarily attributable to the Company’s universal focus on higher margin, application specific value added sales approach.
Our gross margin was 54% for the quarter ended March 31, 2009 compared to 47% for the quarter ended March 31, 2008. The increase in gross margin percentage is due primarily to the Company’s universal focus on higher margin, application specific value added sales approach.
General and Administrative Expenses
General and administrative expenses were $3,110,097 and $1,744,490 for the quarters ended March 31, 2009 and 2008, respectively. This represented an increase of $1,365,607 or 78%. This increase in general and administrative expenses in 2009 was due primarily to the acquisition of STN, which accounted for $1,210,152 of the increase.
Amortization Expense
The Company recognized $476,674, and $1,322,324 of amortization expense for the quarters ending March 31, 2009 and 2008, respectively, related to the accounting treatment of the warrants issued and amortization of intangible assets associated with the USVD and STN acquisitions. The decrease in amortization expense of $845,650 for the quarter ending March 31, 2009 versus the comparable period in 2008, is primarily due to the amortization of the warrants issued in conjunction with the USVD acquisition being fully amortized as of September 26, 2008.
Interest Expense
Interest expense was $432,809 and $675,453 for the quarters ended March 31, 2009 and 2008, respectively. The decrease is due primarily to the restructure of the debt incurred with the USVD acquisition to Series A Stock. This decrease was partially offset by the additional debt incurred with the acquisition of STN.
Net Profit/Net Loss from Operations
We realized a net loss from operations of $1,327,978 for the quarter ended March 31, 2009 compared to a net loss from operations of $1,798,087 for the quarter ended March 31, 2008. This decrease in net loss from operations is primarily due to the decrease in amortization expense of $845,650, the increase in gross profit of $746,934 and the decrease in interest expense, partially offset by the increase in general and administrative expense of $1,365,607.

Liquidity and Capital Resources
The Company completed the STN acquisition on September 23, 2008. As part of the acquisition, the Company was able to rearrange its debt and equity and obtain more favorable terms. The Company has a $2,000,000 line of credit with $250,000 outstanding and cash and cash equivalents of $1,033,141 at March 31, 2009. The Company is in technical default on its debt. This will have an impact on its ability to borrow on the line of credit. The Company sustained a loss for the three months ended March 31, 2009 of approximately $1.3 million, sustained losses in 2008 and 2007 and has a retained deficit of approximately $18.4 million. These losses were primarily due to the amortization expense related to the accounting treatment of warrants issued in connection with the debt raised to fund the USVD acquisition. For the three months ended March 31, 2009, the Company had net cash used in operations of $59,417. Historically, the Company has relied on borrowings and equity financings to maintain its operations. The Company believes it has enough cash to operate for the coming year with its cash on hand, cash to be generated from operations and the borrowing availability on its credit lines. However, the recent economic downturn could have a material effect on its business operations.
The Company intends to acquire other similar companies and will require additional funds either through borrowings or by raising additional equity.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 3, Significant Accounting Policies, contained in the explanatory notes to our consolidated financial statements contained in this Report. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, and impairment of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above described items, are reasonable.
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
Item 4T. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial Officer), has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended March 31, 2009, the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2009 to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Control Over Financial Reporting
During the most recent quarter ended March 31, 2009, the Company hired accounting consultants to augment its accounting staff and accounting and reporting capabilities. Management believes these are material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
No changes from prior disclosure.
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

Brookside Technology Holdings Corp
By: /s/ Bryan McGuire
Bryan McGuire, Chief Financial Officer
(Principal Financial Officer)

Dated: May 15, 2009