Form 10-Q
period 2009-06-30
BROOKSIDE TECHNOLOGY HOLDINGS, CORP.
filed 2009-08-14
CIK 1367001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-52702
BROOKSIDE TECHNOLOGY HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Florida	20-3634227

State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)
15500 Roosevelt Blvd, Suite 101
Clearwater, FL 33760
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code (727) 535-2151
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding of registrant’s class of common stock as of August 14, 2009: 146,657,102

Index

ITEM

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis Financial Condition and Results of Operation	25

Item 3. Quantitative and Qualitative Disclosures about Market Risk	30

Item 4. Controls and Procedures

Item 4(T) Controls and Procedures	30

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	31

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	32

Item 4. Submission of Matters to a Vote of Securities Holders	32

Item 5. Other Information	32

Item 6. Exhibits	32
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

BROOKSIDE TECHNOLOGY HOLDINGS CORP
CONSOLIDATED BALANCE SHEETS
As of June 30, 2009 and December 31, 2008

	June 30,	December 31,
	2009 (Unaudited)	2008
ASSETS
Current assets
Cash and cash equivalents	$692,678	$835,525
Cash collateral account	395,194	368,666
Restricted cash	361,097	1,366,666
Accounts receivable, net	3,611,339	4,225,692
Inventory	1,911,718	1,652,300
Deferred contract costs	37,283	107,382
Deferred finance charges, net of amortization	437,920	536,085
Prepaid expenses	96,246	79,493

Total current assets	7,543,475	9,171,809

Property and equipment
Office equipment	522,496	444,590
Vehicles	105,901	171,131
Furniture, fixtures and leasehold improvements	169,365	155,151

	797,762	770,872

Less: accumulated depreciation	(387,679)	(326,383)

Property and equipment, net	410,083	444,489

Goodwill	16,980,030	16,918,396
Intangible assets, net	225,000	731,710
Deposits and other assets	85,867	27,735

TOTAL ASSETS	$25,244,455	$27,294,139

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$2,016,019	$2,211,611
Billings in excess of revenues	2,728,379	2,620,857
Payroll liabilities	705,489	851,833
Current portion of long term debt	1,842,454	2,669,177
Income taxes payable	4,000	164,000
Other current liabilities	288,724	228,390

Total current liabilities	7,585,065	8,745,868
Long term debt, less current portion	5,586,460	5,053,135

Total liabilities	13,171,525	13,799,003

Stockholders’ equity (deficit)
Series A convertible preferred stock, 15,000,000 authorized, 13,191,716 and 12,216,716 issued and outstanding at June 30, 2009 and December 31, 2008, respectively, at 8% dividend yield. Liquidation preference of $14,296,120 and $12,832,595 at June 30, 2009 and December 31, 2008, respectively.	9,531,980	8,796,521
Common stock, $.01 par value, 1,000,000,000 shares authorized, 146,657,102 and 140,228,340 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively.	146,657	140,229
Additional paid in capital	22,353,864	21,385,901
Accumulated deficit	(19,959,571)	(16,827,515)

Total stockholders’ equity	12,072,930	13,495,136

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,244,455	$27,294,139

See accompanying notes to these unaudited consolidated financial statements.

BROOKSIDE TECHNOLOGY HOLDINGS CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2009 and 2008
Unaudited

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES
Installation and other services	$1,505,267	$1,335,230	3,078,444	$2,347,539
Equipment sales	3,038,784	3,198,217	6,466,906	6,393,974

Total revenues	4,544,051	4,533,447	9,545,350	8,741,513
COST OF SALES	1,696,552	2,250,924	3,972,732	4,480,805

GROSS PROFIT	2,847,499	2,282,523	5,572,618	4,260,708

OPERATING EXPENSES
General and administrative	2,840,295	2,116,496	5,950,392	3,860,986
Depreciation expense	35,731	29,341	70,863	66,809

Total operating expenses	2,876,026	2,145,837	6,021,255	3,927,795

OTHER INCOME (EXPENSE)
Interest expense	(479,446)	(664,130)	(912,255)	(1,339,583)
Amortization expense of loan discount and intangibles	(516,713)	(1,348,200)	(993,387)	(2,670,524)
Other income (expense), net	(7,538)	408	(5,923)	3,871

Total other expense	(1,003,697)	(2,011,922)	(1,911,565)	(4,006,236)

LOSS BEFORE INCOME TAXES	(1,032,224)	(1,875,236)	(2,360,202)	(3,673,323)
Provision for income taxes	—	—	—	—

NET LOSS	$(1,032,224)	$(1,875,236)	(2,360,202)	$(3,673,323)

Preferred Stock Dividends	(511,151)	(40,430)	(755,485)	(83,936)

Net loss attributable to common shareholders	$(1,543,375)	$(1,915,666)	(3,115,687)	$(3,757,259)

Loss per share- basic and fully diluted	$(0.01)	$(0.02)	(0.02)	$(0.04)

Weighted average shares outstanding	141,810,791	90,714,185	141,023,937	89,307,092

See accompanying notes to these unaudited consolidated financial statements.

BROOKSIDE TECHNOLOGY HOLDINGS CORP
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008
Unaudited

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,360,202)	$(3,673,323)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	70,863	66,809
Amortization of loan discounts and intangibles	993,387	2,670,524
Non-cash interest expense	232,544	518,069
Loss on disposal of fixed assets	6,717	—
Bad debt expense	26,700	—
Stock based compensation	24,364	115,500
(Increase) decrease in:
Accounts receivable	587,653	(714,549)
Inventory	(259,418)	(283,631)
Deferred contract costs	70,099	(526)
Prepaid expenses	(16,753)	(23,700)
Deposits and other assets	(58,132)	(54,418)
Increase (decrease) in:
Accounts payable and accrued expenses	(195,592)	754,624
Accrued payroll liabilities	(146,344)	20,166
Billings in excess of revenues	107,522	209,928
Income taxes payable	(160,000)	—
Other current liabilities	43,966	(59,790)

	1,327,576	3,219,006

NET CASH USED IN OPERATING ACTIVITIES	(1,032,626)	(454,317)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(43,174)	(83,912)
Cash used for restricted cash	(233,334)	—
Cash provided by restricted cash	1,238,903	—
Deposits and other assets related to the acquisition of Standard Tel Networks, LLC (“STN”)	—	(65,000)
Acquisition of US Voice & Data, LLC (“USVD”) additional EBITDA Earnout	(61,634)	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	900,761	(148,912)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long term debt	464,891	6,958,275
Proceeds from issuance of Series A preferred stock, net of issuance costs of $70,000	930,000	—
Repayment of long term debt	(1,379,345)	(6,309,073)

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,546	649,202

NET INCREASE (DECREASE) IN CASH	(116,319)	45,973
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,204,191	187,846
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,087,872	$233,819

SUPPLEMENTAL DISCLOSURE
Income taxes paid	$—	$(364,690)

Interest paid	$679,711	$(17,147)

Non-cash financing and investing activities
Accretion of preferred stock dividend	$488,524	$83,936

Accrued interest added to note payable balance	$—	$503,893

Cashless exercise of warrants	$3,857	$—

Warrant value and beneficial conversion feature assigned from Vicis Series A preferred issuance	$930,000	—

Conversion of series A preferred stock to common stock	$20,026	$260,328

See accompanying notes to these unaudited consolidated financial statements.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 1 — Basis of Presentation and Nature of Business
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Brookside Technology Holdings Corp., a Florida corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2008. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of June 30, 2009 and December 31, 2008, and the results of operations and cash flows for the quarters and six months ended June 30, 2009 and 2008. The results of operations for the quarter and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year.
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
Collectively, the subsidiary companies are providers of converged business communications products and services from Mitel, Inter-tel (owned by Mitel), Nortel and NEC. The Company, as the 2nd largest MITEL dealer, is recognized as a Diamond Dealer. The Company combines technical expertise in a range of communications products, including IP-enabled platforms, wired and wireless IP and digital endpoints and leading edge communications applications to create converged voice, video and data networks that help businesses increase efficiency and optimize revenue opportunities, critical for success in today’s competitive business environment. Specializing in selling, designing, analyzing and implementing converged Voice over IP (VoIP), data and wireless business communications systems and solutions for commercial and state/government organizations of all types and sizes in the United States, the Company has offices that provide a national footprint. Headquartered in Huntington Beach, California, STN has offices in the San Francisco Bay Area, Sacramento, and San Diego. Headquartered in Austin, Texas, Brookside Technology Partners serves the Texas market. Headquartered in Louisville, Kentucky, USVD serves the Kentucky and Southern Indiana markets, operating out of offices in Louisville, Lexington and Indianapolis. Combined, revenues from new implementations represent approximately 50% of the Company’s revenues with the remaining 50% generated by service, support, maintenance and other recurring revenues from our existing customer base.

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
Redomestication
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
Operating results from the acquired business, STN, are included in the condensed consolidated statements of operations from the date of acquisition (September 23, 2008). Accordingly, the three and six months ended June 30, 2008 have no operation activity related to STN.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 2 — Liquidity and Capital Resources
These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated significant net losses in the prior three fiscal years.
The Company has cash and cash equivalents of $1,087,872 at June 30, 2009. Additionally, effective August 13, 2009, the Company and its senior creditor, Chatham Credit Management III, LLC (“Chatham”) further updated its letter agreement dated May 29, 2009 pursuant to which, among other things, Chatham agreed, for the period July 31, 2009 through June 30, 2010 to suspend the Company’s compliance of the minimum fixed charge coverage ratio and maximum leverage ratio contained in the credit agreement. The Company is in full compliance with its financial covenants under this agreement.
Additionally, effective June 1, 2009, the Company entered into a Securities Purchase Agreement with Vicis Capital Master Fund, a sub-trust of Vicis Capital Series Master Trust, and the Company’s largest preferred stockholder (“Vicis”), pursuant to which Vicis invested an additional $1,000,000 in the Company and the Company issued to Vicis 1,000,000 shares of the Company’s Series A Convertible Preferred Stock and a warrant to purchase 100,000,000 shares of Common Stock at an exercise price of $0.01 per share.
The Company sustained a loss for the three months and six months ended June 30, 2009 of approximately $1.0 million and $2.4 million, respectively, and has a retained deficit of approximately $19.9 million. These losses were primarily due to the amortization expense related to the accounting treatment of warrants issued in connection with the debt raised to fund the USVD acquisition. For the six months ended June 30, 2009, the Company had net cash used in operations of approximately, $1 million. Historically, the Company has relied on borrowings and equity financings to maintain its operations. The Company believes it has enough cash to operate for the coming year with its cash on hand, cash to be generated from operations and the borrowing availability on its credit lines. However, the recent economic downturn could have a material effect on its business operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.
Management is focused on managing costs in line with estimated total revenues for the balance of fiscal 2009 and beyond, including contingencies for cost reductions if projected revenues are not fully realized. However, there can be no assurance that anticipated revenues will be realized or that the Company will successfully implement its plans. Additionally, the Company is in discussions with its senior and subordinated lender regarding obtaining additional financing to execute its business plan.
Note 3 — Significant Accounting Policies
The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the practices within the telecommunications industry. There have been no significant changes in the Company’s significant accounting policies during the three and six months ended June 30, 2009 compared to what was previously disclosed in the Company’s Annual Report on 10-K for the year ended December 31, 2008.

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
Cash Equivalents
For purposes of the statements of cash flows, the Company considers short-term investments, which may be withdrawn at any time without penalty, and restricted cash, which will become available within one year from the date of the condensed consolidated financial statements, to be cash equivalents.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. The Company believes its estimates of allowance for doubtful accounts, inventory reserves and the fair value of stock options and warrants, as further discussed below, to be the most sensitive estimates impacting financial position and results of operations.
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
Receivables are concentrated with a small number of customers. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. There were no allowances for credit losses at June 30, 2009 and December 31, 2008.
The amounts reported for cash and cash equivalents, receivables, accounts payable, and accrued liabilities are considered to approximate their market values based on comparable market information available at the respective balance sheet dates and their short-term nature. The Company believes that the notes payable fair values approximate their notional value at June 30, 2009.
Inventory Reserves
Each quarter, the Company evaluates its inventories for excess quantities and obsolescence. Inventories that are considered obsolete are written off. Remaining inventory balances are adjusted to approximate the lower of cost or market value. The valuation of inventories at the lower of cost or market requires the use of estimates as to the amounts of current inventories that will be sold. These estimates are dependent on management’s assessment of current and expected orders from the Company’s customers.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 3 — Significant Accounting Policies (continued)
Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company’s allowance for doubtful accounts is management’s best estimate of losses resulting from the inability of the Company’s customers to make their required payments. The Company maintains an allowance for doubtful accounts based on a variety of factors, including historical experience, length of time receivables are past due, current economic trends and changes in customer payment behavior. Also, the Company records specific provisions for individual accounts when management becomes aware of a customer’s inability to meet its financial obligations to the Company, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to a customer change, the Company’s estimates of the recoverability of the receivables would be further adjusted
Convertible Securities With Beneficial Conversion Features
Warrant Valuation and Beneficial Conversion Feature. The Company calculates the fair value of warrants issued with convertible securities (preferred stock or debt) using the Black Scholes valuation method. The total proceeds received in the sale of preferred stock or debt and related warrants is allocated among these financial instruments based on their relative fair values. The debt discount arising from assigning a portion of the total proceeds to the warrants issued is recognized as interest expense from the date of issuance to the earlier of the maturity date of the debt or the conversion dates using the effective yield method. Additionally, when issuing convertible debt, including convertible debt issued with detachable warrants, the Company tests for the existence of a beneficial conversion feature in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue (“EITF”) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and FASB EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (EITF No. 00-27). The Company records the amount of any beneficial conversion feature (“BCF”), calculated in accordance with these accounting standards, whenever it issues convertible debt that has conversion features at fixed rates that are in the money using the effective per share conversion price when issued. The calculated amount of the BCF is accounted for as a contribution to additional paid-in capital and as a debt discount that is recognized as interest expense from the date of issuance to the earlier of the maturity date of the debt or the conversion dates using the effective yield method. The maximum amount of BCF that can be recognized is limited to the amount that will reduce the net carrying amount of the debt to zero.
Under EITF No. 00-27, the Company considered the effect of a beneficial conversion feature of the Series A Stock issued in the December 2007 private placement and subsequently issued to Vicis during 2008. During 2008, the Company has attributed a beneficial conversion feature of $1,983,607 to the Series A Stock based upon the difference between the relative fair value assigned to costs in Series A Stock and the discount assigned to the warrants and zero (minimum basis). The amount attributable to the beneficial conversion feature has been recorded as a dividend to the holders of the Series A Stock during the year ended December 31, 2008. Since the redemption requirement of the Series A Stock is contingent on the occurrence of future events, the Company is not accreting the carrying value of the Series A Stock to redemption value and will not do so until the occurrence of any one of those future events becomes probable.
The Company’s Series A Stock is redeemable under certain conditions, including:
☐	The Company effecting a merger or consolidation with another entity

☐	The Company sells all or substantially all of the Company’s assets

☐	The Company’s shareholders approve a tender or exchange offer, or

☐	The Company’s holders of the common stock exchange their shares for securities or cash
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
The Company amortizes the cost of other intangibles, that are not deemed indefinite, over their estimated useful lives. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows, appraised values or other market-based information.
Revenue Recognition
The Company derives its revenues primarily from sales of converged VoIP telecommunications equipment and professional services implementation/installation, data and wireless equipment and installation, recurring maintenance/managed service and network service agreements and other services. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB No. 104 “Revenue Recognition, Corrected Copy” (“SAB 104”). Under SAB 101 and SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectability is reasonably assured. Sales are recorded net of discounts, rebates, and returns.
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

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 3 — Significant Accounting Policies (continued)
Warranty Reserves
Reserves are provided for estimated warranty costs when revenue is recognized. The costs of warranty obligations are estimated based on warranty policy or applicable contractual warranty, historical experience of known product failure rates and use of materials and service delivery charges incurred in correcting product failures. Specific warranty accruals may be made if unforeseen technical problems arise. If actual experience, relative to these factors, adversely differs from these estimates, additional warranty expense may be required. At June 31, 2009 and 2008, the Company has accrued $188,108 and $0, respectively. The Company’s warranty accrual takes into account the telecommunications equipment covered by original equipment manufacturer warranties. Prior to December 31, 2008, warranty costs not covered by the original equipment manufacturer warranty were not considered material to the condensed consolidated financial statements.
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
The Company evaluates its tax positions under FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. Accordingly, the Company’s management first determines whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. Any tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the condensed consolidated financial statements. Each identified tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. No such tax positions were identified during the three and six months ended June 30, 2009 and 2008.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 3 — Significant Accounting Policies (continued)
Earnings Per Common Share
Basic net income (loss) per share is based upon the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share is based on the assumption that options, warrants and other instruments convertible into common stock are included in the calculation of diluted net income (loss) per share, except when their effect would be anti-dilutive. For instruments in which consideration is to be received for exercise, such as options or warrants, dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of actual issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Cumulative dividends on the Company’s cumulative convertible preferred stock, although not declared, constitute a preferential claim against future dividends, if any, and are treated as an incremental decrease in net income from continuing operations or increase in net loss from continuing operations for purposes of determining basic and diluted net income (loss) from continuing operations per common share.
At June 30, 2009, there were potentially dilutive securities outstanding consisting of Series A Stock, warrants, and stock options issued to employees. The potential shares would be anti-dilutive during the three and six months ended June 30, 2009 and 2008, and as such, have not been considered in the calculation of earnings per share. At June 30, 2009, the number of potentially dilutive shares that are anti-dilutive consisted of 19,200,000 stock option shares, 13,191,716 Series A Stock (exercisable into 1,319,171,600 common shares), and 745,800,996 common shares purchase warrants (which would be net share settled). At June 30, 2008, there were potentially dilutive securities outstanding consisting of Series A Stock, convertible debt, warrants, and stock options issued to employees of 14,000,000.
Derivatives
A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts (“embedded derivatives”) and for hedging activities. As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, complex transactions that the Company entered into in order to finance its operations and acquisitions, and the subsequent restructuring of such debt transactions, involved financial instruments containing certain features that have resulted in the instruments being deemed derivatives or containing embedded derivatives. The Company may engage in other similar complex equity or debt transactions in the future, but not with the intention to enter into derivative instruments. Derivatives and embedded derivatives, if applicable, are measured at fair value and marked to market through earnings, as required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements.
Stock Based Compensation
The Company recognizes the compensation cost relating to share-based payment transactions in accordance with provisions of SFAS No. 123 (revised 2004), Share-Based Payment. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). The Company recorded $7,420 and $0 for stock compensation cost for the three months ended June 30, 2009 and 2008, respectively. The Company recorded $24,364 and $0 for stock compensation cost for the six months ended June 30, 2009 and 2008, respectively.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 3 — Significant Accounting Policies (continued)
Recent Accounting Pronouncements
In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date for SFAS 157 for certain non-financial assets and non-financial liabilities, including goodwill and other intangible assets. The Company’s adoption of FSP FAS 157-2 in first quarter 2009 did not have a material effect on its condensed consolidated financial statements.
In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP 142-3 is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 was effective for first quarter 2009. The Company does not expect FSP 142-3 to have a material impact on the accounting for future acquisitions or renewals of intangible assets, but the potential impact is dependent upon the acquisitions of intangible assets in the future.
In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company is in the process of evaluating the impact of FSP 157-4, but does not expect it to have a material impact on the Company’s condensed consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 requires disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 is effective for interim periods ending after June 15, 2009. The Company is in the process of evaluating the impact of FSP 107-1, but does not expect it to have a material impact on the Company’s condensed consolidated financial statements.
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), effective for financial periods ending after September 15, 2009. SFAS 168 states that the FASB Accounting Standards Codification will become the authoritative source of U. S. generally accepted accounting principles (“U.S. GAAP”) and will supersede all then existing non-SEC accounting and reporting standards. The Company plans to adopt SFAS 168 in the third quarter of 2009 and does not expect adoption to have a material effect on the Company’s results of operations or financial position.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), effective for financial periods ending after June 15, 2009. SFAS 165 established principles and requirements for subsequent events, including the period after the balance sheet date during which management of a reporting entity shall evaluate events for potential disclosure in the financial statements, the circumstances that warrant disclosure, and the specific disclosure requirements for transactions that occur after the balance sheet date. The Company has adopted SFAS 165 in the second quarter of 2009. The implementation of SFAS 165 did not have a material effect on the Company’s results of operations and financial position. The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 11, 2009, the date it issued these financial statements. During this period we did not have any material recognizable subsequent events.
In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share under the two-class method. The Company has adopted FSP EITF 03-6-1 in the first quarter of 2009. The implementation of FSP EITF 03-6-1 does not have a material impact on the calculation or reporting of the Company’s earnings per share.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 3 — Significant Accounting Policies (continued)
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) established requirements for an acquirer to record assets acquired, liabilities assumed, and any related noncontrolling interest related to the acquisition of a controlled subsidiary, measured at fair value as of the acquisition date. The Company has adopted SFAS 141(R) in the first quarter of 2009. The implementation of SFAS 141(R) did not have a material effect on the Company’s results of operations and financial position.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary, and for the deconsolidation of a subsidiary. Specifically, SFAS 160 clarifies that noncontrolling interests in a subsidiary should be reported as equity in the consolidated financial statements. The Company has adopted SFAS 160 in the first quarter of 2009. Implementation of SFAS 160 did not have a material effect on the Company’s results of operations and financial position.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present condensed consolidated financial statements.
Note 4 —Billings in Excess of Revenues
Billings in excess of revenues at June 30, 2009 and December 31, 2008 consisted of the following:

	Six Months	Year Ended
	ended June 30,	December 31,
	2009	2008
Customer deposits and deferred income on installation contracts	$1,007,015	$1,683,266
Deferred revenue on maintenance contracts	1,721,364	937,591

	$2,728,379	$2,620,857

Note 5 —Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2009	2008
Accounts payable, trade	$1,636,495	$1,857,905
Accrued warranty liability	188,108	231,906
Other accrued expenses	191,416	121,800

Total	$2,016,019	$2,211,611

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 6 —Long Term Debt
Long-term debt as of June 30, 2009 and December 31, 2008 consisted of the following:

	June 30,	December 31,
	2009	2008
Note payable to an individual, unsecured, accruing interest at 2% per annum, with monthly payments of $5,215 due May 1, 2010.	$82,869	$98,049
Note payable to former officers and shareholders, unsecured, accruing interest at 0% per annum, due in installments over 3 years with a maturity date of September 26, 2009, less unamortized discount of $0 and $75,812, respectively (the “Seller Note”).	850,000	1,524,188
Notes payable to an individual, unsecured, accruing interest at 7% per annum, with monthly payments of $1,130 due May 1, 2011.	28,143	31,006
Note payable to executive officer and shareholders, unsecured, accruing interest at 7% per annum, with monthly payments of $968, due September 1, 2010.	16,945	16,945
Notes payable to shareholder, unsecured, accruing interest at 7% per annum, with monthly payments of $6,432 due June 1, 2010.	97,982	115,360
Subordinated Note Payable to Vicis Capital Master Fund, accruing interest at 10%, maturing September 30, 2010, subordinated to the Chatham senior note. Net of unamortized discount of $60,349 and $118,917, respectively (STN acquisition.)	1,439,651	1,381,083
Senior note payable, Chatham Investment Fund III, LLC and Chatham Investment Fund III QP, LLC, accruing interest at the LIBOR rate plus 9.00%, payments of $83,333 beginning on the first of the month after 6 months from the closing date, with the balance due on the third anniversary of the closing date of September 23, 2008, net of unamortized discount of $2,171,374 and $2,658,050, respectively (STN acquisition)	4,843,581	4,380,916
Secured notes payable to Enterprise Fleet Services, accruing interest at 5% per annum, with monthly payments of $1,476, maturing June 1, 2010. Notes are secured by vehicles.	43,005	60,617
Secured notes payable to GMAC, accruing interest at 9.25% with monthly payments of $2,272, paid in full in June 2009 and refinanced as an operating lease. Notes are secured by vehicles.	—	82,673
Secured notes payable to Huntington Bank, accruing interest at a prime rate plus 3.73% with monthly payments of $383, with a maturity date of March 28, 2009. Note is secured by a vehicle.	—	1,007
Secured notes payable to NEC Financial Services, accruing interest at 11.25% with monthly payments of $1,128, with a maturity date of February 25, 2011. Note is secured by testing equipment.	26,738	30,468

Total long term debt	7,428,914	7,722,312
Less current portion	(1,842,454)	(2,669,177)

Long term portion	$5,586,460	$5,053,135

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 6 —Long Term Debt (Continued)
Principal maturities of long-term debt as of June 30, 2009 are as follows:

Years Ending December 31,	Gross
2009	$1,842,454
2010	2,617,931
2011	5,200,252
2012	—
2013	—

9,660,637
Less: Unamortized discounts	(2,231,723)

Net of Discounts	$7,428,914

Change in unamortized discount and loan costs of the Note —
For the six months ended June 30, 2009, the discount on the above Notes changed for amortization of discounts in connection with the notes. The total discount on the Notes changed from $8,338,342 at inception to $3,848,016 at December 31, 2007, then to $2,852,779 at December 31, 2008, then to $2,231,723 at June 30, 2009. There was $3,006,498 of new discounts generated in 2008 in connection with valuing the Chatham Warrants issued with Chatham credit facility. Unamortized discounts totaling $4,490,326 were amortized to expense over the terms of the notes during the year ended 2007, $3,711,578 was amortized to expense during the year ended December 31, 2008 and $621,052 was amortized to expense during the six months ended June 30, 2009. Total amortization expense was $296,543 and $1,242,166 for the three months ended June 30, 2009 and 2008, respectively. Total amortization expense was $621,052 and $2,458,456 for the six months ended June 30, 2009 and 2008, respectively. In addition to the amortization of discounts in connection with the notes as discussed above, amortization expense also included amortization of intangible assets which totaled $273,376 and $157,923 for the three months ended June 30, 2009 and 2008, respectively and $506,712 and $315,846 for the six months ended June 30, 2009.
Note 7 — Commitments and Contingencies
Leases
The Company has entered into operating lease agreements for its corporate offices and equipment. Minimum lease obligations are as follows:

2009	$557,543
2010	331,734
2011	212,427
2012	171,997
2013	—
Rental expense for operating leases for the three months ended June 30, 2009 and 2008, was approximately $164,000 and $108,000, respectively. Rental expense for operating leases for the six months ended June 30, 2009 and 2008, was approximately $340,000 and $216,000, respectively.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 7 — Commitments and Contingencies (continued)
Liquidated Damages Under Registration Payment Arrangements
The Company has accrued $154,400 which is included in other current liabilities in the accompanying condensed consolidated balance sheets for June 30, 2009 and December 31, 2008 related to expected liquidated damages that will be paid in cash or by issuance of additional common shares or warrants for common shares under various registration rights agreements related to common shares, conversion rights and warrants for preferred shares.
Litigation
As previously disclosed, in 2007, the Company purchased USVD from the Michael P. Fischer Irrevocable Delaware Trust and the M. Scott Diamond Irrevocable Delaware Trust (the “USVD Sellers”) pursuant to a Membership Purchase Agreement between the Company and the USVD Sellers, dated September 26, 2007 (the “USVD Agreement”). The original purchase price was $15,429,242. As of June 30, 2009, the Company has paid to the USVD Sellers a total of $14,533,690, representing 94% of all sums payable under the USVD Agreement.
In addition, in connection with the acquisition of USVD, Messrs. Fischer and Diamond were provided employment agreements, pursuant to which they held the positions of CEO and COO, respectively at USVD. The employee agreements provided Messrs. Fischer and Diamond with annual base salaries of $105,000 and $145,000, respectively. As a result, until recently, the Company relied on Messrs. Fischer and Diamond to continue to operate USVD.
However, on May 12, 2009, Messrs. Fischer and Diamond notified the Company that they considered their employment to be “constructively terminated” as a result of the Company having failed to pay them, collectively, an EBITDA earn-out payment of approximately $289,000 they claim they were due on April 30, 2009. Since such time, Messrs. Fischer and Diamond have not shown up to work and they have ceased performing any employment duties.
As discussed further under “Business” and “Management’s Discussion and Analysis,” USVD’s revenues while under the direction of Messrs. Fischer & Diamond, for the six months ended June 30, 2009 were approximately $2,700,000 lower than its revenues in the same period in 2008. This decrease adversely impacted the Company’s liquidity and subsequently the Company’s largest equity investor, Vicis, provided an additional capital infusion. Also, the Company and its primary lender, Chatham, have made modifications to the Company’s credit facility.
Fortunately, USVD’s first quarter decreased earnings were offset by increased earnings provided by STN, as well as increased earnings at USVD for the second quarter under the direction of Brookside Technology Holdings Corp’s management and other existing USVD and STN senior managers, discussed further under “Business” and “Management’s Discussion and Analysis.” However, while the Company may have this offset from these combined strong earnings, Messrs. Fischer’s and Diamond’s earn-outs were to be based solely on USVD’s EBITDA. Given USVD’s performance under Messrs. Fischer’s and Diamond’s stewardship prior to May 12, 2009, it is presently unclear whether they would have earned any future earn-out payments subsequent to their alleged constructive terminations.
In addition to their alleged constructive termination, Messrs. Fischer and Diamond claim that their Restrictive Covenant Agreement entered into as part of their Employment Agreements signed with the Company at the time of the USVD acquisition are now null and void and that, accordingly, they are free to compete with the Company and USVD, and to solicit USVD employees. Subsequent to the departures of Messrs. Fischer and Diamond, on May 26, 2009, several USVD employees, mostly sales personnel, entered the USVD premises unescorted and removed Company and personal belongings in connection with their resignations from USVD and their new employment with a new company, which the Company believes is owned by Messrs. Fischer and Diamond and/or some of their family members, either directly or indirectly.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 7 — Commitments and Contingencies (continued)
In response to the actions of Messrs. Fischer and Diamond and certain former USVD employees, the Company has worked diligently to secure USVD and its assets, employees, vendors, partners and customers. USVD’s employees, vendors, partners and customers have reconfirmed their support and loyalty to USVD, despite the fact that many of them have been solicited by Unified Technologies.
On July 17, 2009, the USVD Sellers filed a civil action in the Circuit Court of Jefferson County, Kentucky, alleging that the Company breached the USVD Agreement by failing to pay the previously mentioned $289,000 EBITDA earn-out payment they claim they was due on April 30, 2009, in addition to $1,750,000 of other future payments they claim they are entitled to accelerate as a result of such alleged breach. The lawsuit calls for an acceleration of all money owed to the USVD Sellers including: the $850,000 Seller Note, the $289,000 accrued EBITDA earn-out and an additional $900,000 in Minimum Cash Payments (as defined by the employment agreements of Messrs. Fischer and Diamond) in connection with future estimations of earn-outs yet to be earned. The Company has a note payable — USVD Sellers included in its long-term debt of $850,000 as well as an accrual for the $289,000 accrued 2008 earn-out payment that the USVD Sellers, Messrs. Fischer and Diamond, claim is due to them.
The Company is currently analyzing the forgoing civil action and, since their departures, has been aggressively investigating the actions undertaken by of Messrs. Fischer and Diamond, as well as the former USVD employees, both before and after their resignations. The litigation is in its early stages, and it is premature to project its outcome. The Company intends to vigorously defend the Circuit Court action and to pursue all available defenses, claims and counter claims against the USVD Sellers, Messrs. Fischer and Diamond, and certain former USVD employees.
Risk Management
The Company maintains various forms of insurance that the Company’s management believes are adequate to reduce the exposure to property and general liability risks to an acceptable level.
Note 8 — Related Party Transactions
The Company has notes payable to officers and shareholders of the Company. The balance of these notes payable was $964,927 and $1,732,305 at June 30, 2009 and December 31, 2008, respectively.
Note 9 — Series A 8% Convertible Preferred Stock
The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. The Company’s preferred stock may be divided into such series as may be established by the Board of Directors. The Board of Directors may fix and determine the relative rights and preferences of the shares of any series established.
The conversion price of the Series A Stock and the exercise price of the Warrants are subject to adjustment in certain instances, including the issuance by the Company of securities with a lower conversion or exercise price, which occurred as part of the USVD financings and STN financings and acquisition. The Series A Stock has voting rights equivalent to the 1,319,171,600 shares of common stock into which it can convert. The Series A stockholders also must approve any change to the Company’s Articles of Incorporation.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 9 — Series A 8% Convertible Preferred Stock (continued)
Effective June 1, 2009, the Company entered into a Securities Purchase Agreement with Vicis Capital Master Fund, a sub-trust of Vicis Capital Series Master Trust, and the Company’s largest preferred stockholder (“Vicis”), pursuant to which Vicis invested an additional $1,000,000 in the Company and the Company issued to Vicis 1,000,000 shares of the Company’s Series A Convertible Preferred Stock and a warrant to purchase 100,000,000 shares of Common Stock at an exercise price of $0.01 per share. Pursuant to this event, all the outstanding warrants have been re-priced to $0.01 and all conversion prices on the Series A Stock have been reduced to $0.01.
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
During the quarter ended June 30, 2009, Series A stockholder converted 25,000 shares of Series A Stock to 2,571,307 shares of the Company’s common stock.
Note 10 — Cost of Sales
For the periods ended June 30, 2009 and 2008, costs of sales consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Equipment costs	$1,178,861	$1,854,207	$2,938,072	$3,714,853
Contract labor	18,610	36,210	24,225	114,421
Direct labor	328,881	257,677	663,820	488,885
Sales commissions and selling costs selling costs	132,779	22,666	261,173	26,101
Lite warranty costs	24,101	—	55,020	—
Other costs	13,320	80,164	30,422	136,545

	$1,696,552	$2,250,924	$3,972,732	$4,480,805

Note 11 — Employee Benefit Plan
USVD, the Company’s subsidiary, has a 401(k) profit sharing plan (the Plan) and other employee health and benefit plans. The Plan allows all eligible employees to defer a portion of their income on a pretax basis through contributions to the Plan.
The Company has made 401(k) matching contributions of $21,830 and $35,649 for the three months ended June 30, 2009 and 2008, respectively. The Company made 401(k) matching contributions of $53,397 and $75,717 for the six months ended June 30, 2009 and 2008, respectively.
The Company provides group health and other benefits to its employees through plans that cover all employees that elect to be covered. The Company’s share of group health care costs was approximately $155,000 and $117,000 for the three months ended June 30, 2009 and 2008, respectively, and approximately $302,000 and $219,000 for the six months ended June 30, 2009 and 2008, respectively. Such amounts have been included in employee compensation and benefits expense.

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
The Company recognized $7,420 and $0 compensation expense for options for the three months ended June 30, 2009 and 2008, respectively. The Company recognized $24,364, and $0 compensation expense for options for the six months ended June 30, 2009 and 2008, respectively.
A summary of the changes in the total stock options outstanding during the six months ended June 30, 2009 is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2007	14,000,000	$0.186
Cancelled during 2008	(14,000,000)	$0.186
Granted during 2008	19,200,000	$0.03
Forfeited or expired	—	—
Exercised	—	—

Outstanding at December 31, 2008	19,200,000	$0.03
Granted during 2009	—	—
Forfeited or expired	—	—
Exercised	—	—

Outstanding at June 30, 2009	19,200,000	$0.03
Vested and exercisable at June 30, 2009	1,933,333	$0.04

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 13 — Stock-Based Compensation (continued)
Total stock options vested as of June 30, 2009 is 1,933,333. The remaining vesting period is as follows:

Number of Shares	Year Vested
15,333,333	2009
1,633,334	2010
300,000	2011
The weighted average remaining term of the options is approximately 9.2 years at June 30, 2009. Options issued in 2008 had an exercise price ranging from $0.03 to $0.05 per share. The grant date fair value for 2008 options were $0.03 to $0.05 per share. At June 30, 2009, there was $479,514 of total unrecognized compensation cost related to non-vested stock option awards that are expected to be recognized over a period of 2 years. The Company has stock options outstanding with an intrinsic value of $210,000 at June 30, 2009 and December 31, 2008, respectively.
Note 14 — Warrants
Warrants
The following is a summary of the warrants outstanding as of June 30, 2009.

	Outstanding	Exercise Price
Series A *	71,631,216	$0.01
Series B	80,896,508	$0.01
Series C	15,988,602	$0.01
Series D **	25,080,000	$0.01
Series E	61,273,835	$0.01
Series F	350,000,000	$0.01
Chatham	140,930,835	$0.01

Total warrants	745,800,996

*	Includes 2,628,917 penalty warrants

**	Includes 1,080,000 penalty warrants.
During the three and six months ended June 30, 2009, a warrant holder converted through a cashless exercise of the warrants held, to 3,857,455 shares of common stock.
The Company has warrants, common stock options and Series A Stock that could potentially convert to 2,230,829,698 shares of common stock. Currently, the Company has 1,000,000,000 shares authorized. EITF 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock addresses issues relating to financial instruments that must be settled in with the Company’s common stock. In some circumstances if the Company does not have enough authorized shares, outstanding common stock warrants could be classified as liabilities. The Company has continued to classify all warrants and Series A stock as permanent equity. The Company’s Board of Directors have stated their intention to increase the number of authorized shares by December 31, 2009. This would require approval of the shareholders of the Company who own a majority of the outstanding shares of the Company’s common stock, and Series A Stock, voting as a single class on a converted basis. Currently, Vicis owns the majority of the voting shares. The Company has obtained representation from Vicis that it will support the increase in authorized shares and will not convert its Series A Preferred shares to common stock until such time the Company has sufficient authorized shares available. As such, the Company believes that it can settle all remaining convertible securities by settlement (including net share settlement) within the currently authorized shares.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 15 — Intangible Assets
Intangible assets represent amounts acquired in the acquisitions of USVD and STN and consist of the following as of June 30, 2009:

	Gross Carrying	Accumulated
	Amount	Amortization	Life (years)
Purchased customer contracts — USVD	$600,000	$600,000	1
Purchased customer contracts — STN	900,000	675,000	1
Non-compete agreements	100,000	100,000	3

	$1,600,000	$1,375,000

Six months ended December 31, 2009 Amortization Expense		$498,376

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
Effective June 1, 2009, the Company entered into a Securities Purchase Agreement with Vicis, pursuant to which Vicis invested an additional $1,000,000 in the Company and the Company issued to Vicis 1,000,000 shares of the Company’s Series A Convertible Preferred Stock and a warrant to purchase 100,000,000 shares of Common Stock at an exercise price of $0.01 per share.
Results of Operations
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.
Revenues, Cost of Sales and Gross Margins
Total revenues from operations for the quarter ended June 30, 2009 were $4,544,051 compared to $4,533,447 reported for the same period in 2008, representing an increase of $10,604. This increase in revenues is primarily due to the acquisition of STN, which added $2,096,017 to the Company’s total revenues for the quarter ended June 30, 2009. This increase was partially offset by a decrease in revenues from USVD and Brookside Technology Partners. While the Company believes that a portion of this decrease in earnings may be due to general market and economic conditions, as discussed further under “Legal Proceedings,” the Company is aggressively investigating the actions of certain former employees of USVD undertaken both before and after their resignations from USVD. Since the departure of the former USVD employees, the Company has successfully hired sales and sales management personnel and transitioned USVD operations and administrative management to the Company’s management team.
Total revenues from operations for the six months ended June 30, 2009 were $9,545,350 compared to $8,741,513 reported for the same period in 2008, representing an increase of $803,837, or 9%. This increase in revenues is primarily due to the acquisition of STN, which added $4,281,956 to the Company’s revenues for the six months ended June 30, 2009. This increase was partially offset by a decrease in revenues from USVD and Brookside Technology Partners. While the Company believes that a portion of this decrease in earnings may be due to general market and economic conditions, as discussed further under “Legal Proceedings,” the Company is aggressively investigating the actions of certain former employees of USVD undertaken both before and after their resignations from USVD. In addition, during the first quarter of 2009, USVD’s Kentucky region experienced ice storms and other harsh weather which caused lengthy power outages for two weeks, which impacted recurring and new sales business that resulted in less business activity for USVD and will not be recovered. Since the departure of the former USVD employees, the Company has successfully hired sales and sales management personnel and transitioned USVD operations and administrative management to the Company’s management team.
Cost of sales was $1,696,552 for the quarter ended June 30, 2009 compared to $2,250,924 for the quarter ended June 30, 2008, a decrease of $554,372 or 25%. This decrease was due to less cost of sales associated with the decrease in revenues for USVD and Brookside Technology Partners discussed above. The decrease in cost of sales was partially offset by the increase in cost of sales, in conjunction with the increased revenues due to the acquisition of STN, which experienced an increase in cost of sales of $777,881. As a percentage of sales, cost of sales was 37% and 50% for the quarters ended June 30, 2009 and 2008, respectively. This decrease was primarily due to increased profit margin realized on sales consummated in the second quarter 2009 versus the comparative period in 2008. This improvement in cost of sales as a percentage of sales is primarily attributable to the Company’s multi-faceted and differentiated approach, “Teleficiency“TM, a universal focus on higher margin, application specific value added business and technology solutions.
Cost of sales was $3,972,732 for the six months ended June 30, 2009 compared to $4,480,805 for the six months ended June 30, 2008, a decrease of $508,073 or 11%. The decrease was due to less cost of sales associated with the decrease in revenues for USVD and Brookside Technology Partners discussed above. The decrease in cost of sales was partially offset by the increase in cost of sales, in conjunction with the increased revenues due to the acquisition of STN, which accounted for $1,591,607 of the increase. As a percentage of sales, cost of sales was 42% and 51% for the six months ended June 30, 2009 and 2008, respectively. This decrease was primarily due to increased profit margin realized on sales consummated in the first six months of 2009 versus the comparative period in 2008. This improvement in cost of sales as a percentage of sales is primarily attributable to the Company’s multi-faceted and differentiated approach, “Teleficiency“TM, a universal focus on higher margin, application specific value added business and technology solutions.
Our gross margin was 63% for the quarter ended June 30, 2009 compared to 50% for the quarter ended June 30, 2008. The increase in gross margin as a percentage of sales is due primarily to the Company’s multi-faceted and differentiated approach, “Teleficiency“TM , a universal focus on higher margin, application specific value added business and technology solutions.
Our gross margin was 58% for the six months ended June 30, 2009 compared to 49% for the quarter ended June 30, 2008. The significant improvement in gross margin percentage is due primarily to the Company’s multi-faceted and differentiated approach, “Teleficiency“TM , a universal focus on higher margin, application specific value added business and technology solutions.
General and Administrative Expenses
General and administrative expenses were $2,840,295 and $2,116,496 for the quarters ended June 30, 2009 and 2008, respectively. This represented an increase of $723,799 or 34%. This increase in general and administrative expenses in 2009 was due primarily to the acquisition of STN, which accounted for $1,113,732 of the increase. This was partially offset by the decrease in general and administrative expenses at USVD and Brookside Technology Partners of $295,797 due to organizational sizing and direct cost cutting to reduce general and administrative expenses, and the decrease in stock compensation expense of $91,136.
General and administrative expenses were $5,950,392 and $3,860,986 for the six months ended June 30, 2009 and 2008, respectively. This represented an increase of $2,089,406 or 54%. This increase in general and administrative expenses in 2009 was due primarily to the acquisition of STN, which accounted for $2,323,884 of the increase, partially offset by the decrease in general and administrative expenses at USVD and Brookside Technology Partners of $234,478.
Amortization Expense
The Company recognized $516,713, and $1,348,200 of amortization expense for the quarters ended June 30, 2009 and 2008, respectively, related to the accounting treatment of the warrants issued and amortization of intangible assets associated with the USVD and STN acquisitions. The decrease in amortization expense of $831,487 for the quarter ended June 30, 2009 versus the comparative period in 2008, is primarily due to the amortization of the warrants issued in conjunction with the USVD acquisition being fully amortized as of September 26, 2008.
The Company recognized $993,387 and $2,670,524 of amortization expense for the six months ended June 30, 2009 and 2008, respectively, related to the accounting treatment of the warrants issued and amortization of intangible assets associated with the USVD and STN acquisitions. The decrease in amortization expense of $1,677,137 for the six months ended June 30, 2009 versus the comparative period in 2008, is primarily due to the amortization of the warrants issued in conjunction with the USVD acquisition being fully amortized as of September 26, 2008.
Interest Expense
Interest expense was $479,446 and $664,130 for the quarters ended June 30, 2009 and 2008, respectively. This decrease of $184,684 was due primarily to the debt restructuring incurred with the USVD acquisition to Series A Stock. This decrease was partially offset by the additional debt incurred with the acquisition of STN.
Interest expense was $912,255 and $1,339,583 for the six months ended June 30, 2009 and 2008, respectively. This decrease of $427,328 was due primarily to the debt restructuring incurred with the USVD acquisition to Series A Stock. This decrease was partially offset by the additional debt incurred with the acquisition of STN.
Net Profit/Net Loss from Operations
We realized a net loss from operations of $1,032,224 for the quarter ended June 30, 2009 compared to a net loss from operations of $1,875,236 for the quarter ended June 30, 2008. This represents a decrease in the net loss from operations of $843,012. This decrease in net loss from operations is primarily due to the decrease in amortization expense of $831,487, the increase in gross profit of $564,976 and the decrease in interest expense, partially offset by the increase in general and administrative expense of $723,799.
We realized a net loss from operations of $2,360,202 for the six months ended June 30, 2009 compared to a net loss from operations of $3,673,323 for the quarter ended June 30, 2008. This represents a decrease in the net loss from operations of $1,313,121. This decrease in net loss from operations is primarily due to the decrease in amortization expense of $1,677,137, the decrease in interest expense of $427,328, and the increase in gross profit of $1,311,910 and partially offset by the increase in general and administrative expense of $2,089,406.
We realized a net loss of $1,032,224 for the quarter ended June 30, 2009 compared to a net loss from operations of $1,327,978 for the quarter ended March 31, 2009. This represents a decrease in the net loss from operations of $295,754. This decrease in net loss from is primarily due to decrease in general and administrative expenses of $269,802 and the increase in gross profit of $122,380. Although revenues decreased from the first quarter 2009 to the second quarter by $457,248, the Company experienced a decrease in net loss. This was due primarily to the Company’s multi-faceted and differentiated approach, “Teleficiency“TM , a universal focus on higher margin, application specific value added business and technology solutions, as well as organizational sizing and direct cost cutting reduced general and administrative expenses.
Liquidity and Capital Resources
The Company has cash and cash equivalents of $1,087,872 at June 30, 2009. Additionally, effective August 13, 2009, the Company and its senior creditor, Chatham Credit Management III, LLC (“Chatham”), further updated its letter agreement dated May 29, 2009 pursuant to which, among other things, Chatham agreed, for the period July 31, 2009 through June 30, 2010 to suspend the Company’s compliance of the minimum fixed charge coverage ratio and maximum leverage ratio contained in the credit agreement. The Company is in full compliance with its financial covenants under this agreement. Additionally, effective June 1, 2009, the Company entered into a Securities Purchase Agreement with Vicis Capital Master Fund, a sub-trust of Vicis Capital Series Master Trust, and the Company’s largest preferred stockholder (“Vicis”), pursuant to which Vicis invested an additional $1,000,000 in the Company and the Company issued to Vicis 1,000,000 shares of the Company’s Series A Convertible Preferred Stock and a warrant to purchase 100,000,000 shares of Common Stock at an exercise price of $0.01 per share.
The Company sustained a loss for the three months and six months ended June 30, 2009 of approximately $1.0 million and $2.4 million, respectively, sustained losses in 2008 and 2007 and has a retained deficit of approximately $19.7 million. These losses were primarily due to the amortization expense related to the accounting treatment of warrants issued in connection with the debt raised to fund the USVD acquisition. For the six months ended June 30, 2009, the Company had net cash used in operations of $1,032,626. Historically, the Company has relied on borrowings and equity financings to maintain its operations. The Company believes it has enough cash to operate for the coming year with its cash on hand, cash to be generated from operations and the borrowing availability on its credit lines. However, the recent economic downturn could have a material effect on its business operations.
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
Item 4T. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial Officer), has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended June 30, 2009, the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2009 to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Control Over Financial Reporting
During the six months ended June 30, 2009, the Company has hired accounting consultants to augment its accounting staff and accounting and reporting capabilities. Management believes these are material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
As previously disclosed, in 2007, the Company purchased USVD from the Michael P. Fischer Irrevocable Delaware Trust and the M. Scott Diamond Irrevocable Delaware Trust (the “USVD Sellers”) pursuant to a Membership Purchase Agreement between the Company and the USVD Sellers, dated September 26, 2007 (the “USVD Agreement”). The original purchase price was $15,429,242. As of June 30, 2009, the Company has paid to the USVD Sellers a total of $14,533,690, representing 94% of all sums payable under the USVD Agreement.
In addition, in connection with the acquisition of USVD, Messrs. Fischer and Diamond were provided employment agreements, pursuant to which they held the positions of CEO and COO, respectively at USVD. The employee agreements provided Messrs. Fischer and Diamond with annual base salaries of $105,000 and $145,000, respectively. As a result, until recently, the Company relied on Messrs. Fischer and Diamond to continue to operate USVD.
However, on May 12, 2009, Messrs. Fischer and Diamond notified the Company that they considered their employment to be “constructively terminated” as a result of the Company having failed to pay them, collectively, an EBITDA earn-out payment of approximately $289,000 they claim they were due on April 30, 2009. Since such time, Messrs. Fischer and Diamond have not shown up to work and they have ceased performing any employment duties.
As discussed further above under “Business” and “Management’s Discussion and Analysis,” USVD’s revenues, under the direction of Messrs. Fischer and Diamond, for the six months ended June 30, 2009 were approximately $2,700,000 lower than its revenues in the same period in 2008. This decrease adversely impacted the Company’s liquidity and subsequently the Company’s largest equity investor, Vicis, provided an additional capital infusion. Also, the Company and its primary lender, Chatham, have made modifications to the Company’s credit facility.
Fortunately, USVD’s first quarter decreased earnings were offset by increased earnings provided by STN, as well as increased earnings at USVD for the second quarter under the direction of Brookside Technology Holdings Corp’s management and other existing USVD and STN senior managers, discussed further above under “Business” and “Management’s Discussion and Analysis.” However, while the Company may have this offset from these combined strong earnings, Messrs. Fischer’s and Diamond’s earn-outs were to be based solely on USVD’s EBITDA. Given USVD’s performance under Messrs. Fischer’s and Diamond’s stewardship prior to May 12, 2009, it is presently unclear whether they would have earned any future earn-out payments subsequent to their alleged constructive terminations.
In addition to their alleged constructive termination, Messrs. Fischer and Diamond claim that their Restrictive Covenant Agreement entered into as part of their Employment Agreements signed with the Company at the time of the USVD acquisition are now null and void and that, accordingly, they are free to compete with the Company and USVD, and to solicit USVD employees. Subsequent to the departures of Messrs. Fischer and Diamond, on May 26, 2009, several USVD employees, mostly sales personnel, entered the USVD premises unescorted and removed Company and personal belongings in connection with their resignations from USVD and their new employment with a new company, which the Company believes is owned by Messrs. Fischer and Diamond and/or some of their family members, either directly or indirectly.
In response to the actions of Messrs. Fischer and Diamond and certain former USVD employees, the Company has worked diligently to secure USVD and its assets, employees, vendors, partners and customers. USVD’s employees, vendors, partners and customers have reconfirmed their support and loyalty to USVD, despite the fact that many of them have been solicited by Unified Technologies.
On July 17, 2009, the USVD Sellers filed a civil action in the Circuit Court of Jefferson County, Kentucky, alleging that the Company breached the USVD Agreement by failing to pay the previously mentioned $289,000 EBITDA earn-out payment they claim they was due on April 30, 2009, in addition to $1,750,000 of other future payments they claim they are entitled to accelerate as a result of such alleged breach. The lawsuit calls for an acceleration of all money owed to the USVD Sellers including: the $850,000 Seller Note, the $289,000 accrued EBITDA earn-out and an additional $900,000 of Minimum Cash Payments (as defined by the employment agreements of Messrs. Fischer and Diamond) in connection with future estimations of earn-outs yet to be earned. The Company has a note payable — USVD Sellers included in its long-term debt of $850,000 as well as an accrual for the $289,000 accrued 2008 earn-out payment that the USVD Sellers, Messrs. Fischer and Diamond, claim is due to them.
The Company is currently analyzing the forgoing civil action and, since their departures, has been aggressively investigating the actions undertaken by of Messrs. Fischer and Diamond, as well as the former USVD employees, both before and after their resignations. The litigation is in its early stages, and it is premature to project its outcome. The Company intends to vigorously defend the Circuit Court action and to pursue all available defenses, claims and counter claims against the USVD Sellers, Messrs. Fischer and Diamond, and certain former USVD employees.
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
Dated: August 14, 2009