Form 10-Q
period 2009-09-30
BROOKSIDE TECHNOLOGY HOLDINGS, CORP.
filed 2009-11-23
CIK 1367001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number 0-52702
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

Large accelerated filer ☐	Accelerated filer☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding of registrant’s class of common stock as of November 18, 2009: 168,996,962

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
On November 16, 2009, the Company concluded that it should have been accounting for certain warrants as a liability under EITF 00-19, due to the cash redemption rights included in the warrant agreements. The treatment and effect to the financial statements is further discussed in Note 14. In prior 10-K filings for years ended 2007 and 2008 and related quarterly filings, and quarterly information filed for three months ended March 31, June 30, and September 30, 2009, the Company had incorrectly accounted for these warrants resulting in not recording the quarterly change in estimated fair value of derivative financial instruments. Please refer Note 14 of these financial statements for a detailed discussion of the impact on the Company’s quarterly financial information.

BROOKSIDE TECHNOLOGY HOLDINGS CORP
CONSOLIDATED BALANCE SHEETS
As of September 30, 2009 and December 31, 2008
Unaudited

	September 30,	December 31,
	2009	2008 (Restated)
ASSETS
Current assets
Cash and cash equivalents	$329,913	$835,525
Restricted cash	361,097	1,366,666
Cash collateral account	175,324	368,666
Accounts receivable, net	3,087,155	4,225,692
Inventory	1,855,494	1,652,300
Deferred contract costs	15,610	107,382
Deferred finance charges, net of amortization	388,838	536,085
Prepaid expenses	68,778	79,493

Total current assets	6,282,209	9,171,809

Property and equipment
Office equipment	532,228	444,590
Vehicles	105,901	171,131
Furniture, fixtures and leasehold improvements	169,365	155,151

	807,494	770,872
Less: accumulated depreciation	(424,923)	(326,383)

Property and equipment, net	382,571	444,489

Goodwill	16,980,030	16,918,396
Intangible assets, net	—	731,710
Deposits and other assets	88,295	27,735

TOTAL ASSETS	$23,733,105	$27,294,139

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$2,256,586	$2,211,611
Billings in excess of revenues	2,052,369	2,620,857
Payroll liabilities	535,675	851,833
Current portion of long term debt	6,395,386	2,669,177
Income taxes payable	1,638	164,000
Other current liabilities	288,725	228,390

Total current liabilities	11,530,379	8,745,868
Long term debt, less current portion	1,597,837	5,053,135
Derivative financial instruments at fair value	3,619,902	12,016,463

Total liabilities	16,748,118	25,815,466

Stockholders’ equity (deficit)
Series A convertible preferred stock, 15,000,000 authorized, 13,191,716 and 12,216,716 issued and outstanding at September 30, 2009 and December 31, 2008, respectively, at 8% dividend yield. Liquidation preference of $14,559,954 and $12,832,595 at September 30, 2009 and December 31, 2008, respectively.	7,545,246	6,812,914
Common stock, $.01 par value, 1,000,000,000 shares authorized, 146,657,102 and 140,228,340 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively.	146,657	140,229
Additional paid in capital	11,881,763	11,885,674
Accumulated deficit	(12,588,679)	(17,360,144)

Total stockholders’ equity	6,984,987	1,478,673

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,733,105	$27,294,139

See accompanying notes to these unaudited consolidated financial statements.

BROOKSIDE TECHNOLOGY HOLDINGS CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2009 and 2008
Unaudited

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008 (Restated)	2009	2008 (Restated)
REVENUES
Installation and other services	$1,844,238	$1,577,260	4,922,682	$3,924,799
Equipment sales	2,525,490	4,079,863	8,992,396	10,473,837

Total revenues	4,369,728	5,657,123	13,915,078	14,398,636
COST OF SALES	1,743,472	3,175,528	5,716,204	7,656,333

GROSS PROFIT	2,626,256	2,481,595	8,198,874	6,742,303

OPERATING EXPENSES
General and administrative	2,960,994	1,932,108	8,911,386	5,793,094
Depreciation expense	37,241	31,140	108,104	97,949

Total operating expenses	2,998,235	1,963,248	9,019,490	5,891,043

OTHER INCOME (EXPENSE)
Interest expense	(663,478)	(874,568)	(1,575,733)	(3,044,037)
Amortization expense of loan discount and intangibles	(468,339)	(1,003,282)	(1,461,726)	(3,673,806)
Finance expense on derivatives	—	(4,156,069)	(925,571)	(4,156,069)
Gain (loss) on change in fair value of derivative financial instruments	3,892,627	(925,326)	10,322,132	5,294,495
Gain on debt extinguishment	—	151,619	—	151,619
Other income (expense), net	4,934	7,957	(989)	11,828

Total other income (expense)	2,765,744	(6,799,669)	6,358,113	(5,415,970)

INCOME (LOSS) BEFORE INCOME TAXES	2,393,765	(6,281,322)	5,537,497	(4,564,710)
Provision for income taxes	—	—	—	—

NET INCOME (LOSS)	$2,393,765	$(6,281,322)	5,537,497	$(4,564,710)

Preferred Stock Dividends	(263,834)	(35,746)	(752,328)	(119,382)

Net income (loss) attributable to common shareholders	$2,129,931	$(6,317,068)	4,785,169	$(4,684,092)

Earnings (loss) per share- basic	$0.01	$(0.06)	0.03	$(0.05)

Weighted average shares outstanding	146,657,102	99,576,825	142,922,293	92,755,324

Earnings (loss) per share- diluted	$0.00	$(0.06)	0.00	$(0.05)

Weighted average shares outstanding	1,146,828,702	99,576,825	1,408,256,897	92,755,324

See accompanying notes to these unaudited consolidated financial statements.

BROOKSIDE TECHNOLOGY HOLDINGS CORP
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
Unaudited

		2008
	2009	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$5,537,497	$(4,564,710)

Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
Depreciation	108,104	97,949
Amortization of loan discounts and intangibles	1,461,724	3,673,806
Non-cash interest expense	310,907	1,845,417
Loss on disposal of fixed assets	6,717	—
Bad debt expense	176,358	—
Stock based compensation	52,491	168,833
Gain (loss) on change in fair market value of derivative financial instruments	(9,396,561)	(1,138,426)
Gain on debt extinguishment	—	(151,619)
(Increase) decrease in:
Accounts receivable	962,179	(780,671)
Inventory	(203,194)	(79,863)
Deferred contract costs	91,772	41,639
Prepaid expenses	10,715	(73,584)
Deposits and other assets	(60,560)	41,699
Increase (decrease) in:
Accounts payable and accrued expenses	44,975	615,655
Accrued payroll liabilities	(316,158)	(43,743)
Billings in excess of revenues	(568,488)	462,885
Income taxes payable	(162,362)	—
Other current liabilities	46,660	(65,469)

	(7,434,721)	4,614,508

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,897,224)	(49,798)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(52,901)	(166,069)
Cash used for restricted cash	(233,334)	(1,250,000)
Cash provided by restricted cash	1,238,903
Cash used for cash collateral	(25,000)	(366,877)
Cash provided by cash collateral	218,342	366,877
Acquisition of Standard Tel Networks, LLC (“STN”), net of $855,791 in cash received	—	(2,835,610)
Acquisition of US Voice & Data, LLC (“USVD”) additional EBITDA Earnout	(61,634)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,084,376	(4,251,679)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long term debt	779,588	14,197,475
Proceeds from issuance of Series A preferred stock, net of issuance costs of $70,000	930,000	—
Deferred finance charges	—	(588,984)
Proceeds from issuance of Series A preferred stock in connection with the STN acquisition	—	2,500,000
Repayment of long term debt	(1,402,352)	(10,095,545)

NET CASH PROVIDED BY FINANCING ACTIVITIES	307,236	6,012,946

NET INCREASE (DECREASE) IN CASH	(505,612)	(1,811,065)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	835,525	187,846

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$329,913	$1,998,911

SUPPLEMENTAL DISCLOSURE
Income taxes paid	$2,362	$—

Interest paid	$809,611	$(27,872)

Non-cash financing and investing activities
Accretion of preferred stock dividend	$485,367	$119,382

Accrued interest added to note payable balance	$455,215	$—

Value of common stock issued in STN acquisition	$—	$1,169,755

Cashless exercise of warrants	$3,857	$—

Accrual for derivative financial instruments at fair value	$1,925,571	$9,656,069

Conversion of series A preferred stock to common stock	$20,026	$—

See accompanying notes to these unaudited consolidated financial statements.

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 — Basis of Presentation and Nature of Business
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Brookside Technology Holdings Corp., a Florida corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of September 30, 2009 and December 31, 2008, and the results of operations and cash flows for the quarters and nine months ended September 30, 2009 and 2008. The results of operations for the quarter and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year.
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
Collectively, the subsidiary companies are providers of converged business communications products and services from Mitel, Inter-tel (owned by Mitel), Nortel and NEC. The Company, as the 2nd largest MITEL dealer, is recognized as a Diamond Dealer. The Company combines technical expertise in a range of communications products, including IP-enabled platforms, wired and wireless IP and digital endpoints and leading edge communications applications to create converged voice, video and data networks that help businesses increase efficiency and optimize revenue opportunities, critical for success in today’s competitive business environment. Specializing in selling, designing, analyzing and implementing converged Voice over IP (VoIP), data and wireless business communications systems and solutions for commercial and state/government organizations of all types and sizes in the United States, the Company has offices that provide a national footprint. Headquartered in Huntington Beach, California, STN has additional offices in Sacramento and San Diego. Headquartered in Austin, Texas, Brookside Technology Partners serves the Texas market. Headquartered in Louisville, Kentucky, USVD serves the Kentucky and Southern Indiana markets, operating out of offices in Louisville, Lexington and Indianapolis. Combined, revenues from new implementations represent approximately 50% of the Company’s revenues with the remaining 50% generated by service, support, maintenance and other recurring revenues from our existing customer base.
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

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 — Nature of Business (continued)
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
Acquisition of Standard Tel Networks, LLC
On September 23, 2008, the Company, through its wholly-owned subsidiary, Standard Tel Acquisitions, Inc. (“Acquisition Sub”), acquired Standard Tel Networks, LLC (“STN”), an independent distributor of high quality, turnkey converged voice and data business communications products and services headquartered in Huntington Beach, CA, and having other California offices in Sacramento and San Diego. This acquisition was structured as the acquisition of (a) all of the stock of Trans-West Network Solutions, Inc. (“Trans-West”) from the shareholders of Trans-West (the “Trans-West Shareholders”) and (b) all of the membership interest of STN owned by ProLogic Communication, Inc. (“ProLogic” and collectively with the Trans-West Shareholders, the “Seller Parties”). Trans-West, a holding company with no operations, owned eighty percent (80%) of the membership interest of STN and ProLogic owned the other twenty percent (20%), and, accordingly, the Company now controls one hundred percent (100%) of STN. Collectively, the forgoing transactions are referred to in these financial statements as the “STN Acquisition.” Prior to the STN Acquisition, the Company did not have any relationships with the Seller Parties.
Operating results from the acquired business, STN, are included in the condensed consolidated statements of operations from the date of acquisition (September 23, 2008). Accordingly, the three and nine months ended September 30, 2008 have no operational activity related to STN.
Restatement of Prior Periods
On November 16, 2009, the Company concluded that it should have been accounting for certain warrants as a liability under EITF 00-19, due to the cash redemption rights included in the warrant agreements. The treatment and effect to the financial statements is further discussed in Note 14. In prior 10-K filings for years ended 2007 and 2008 and related quarterly filings, and quarterly information filed for three months ended March 31, June 30, and September 30, 2009, the Company had incorrectly accounted for these warrants resulting in not recording the quarterly change in estimated fair value of the warrants as derivative financial instruments. Please refer Note 14 of these financial statements for a detailed discussion of the impact on the Company’s quarterly financial information.
Note 2 — Liquidity and Capital Resources
These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated significant net losses in the prior three fiscal years.

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 2 — Liquidity Capital Resources (continued)
The Company has cash and cash equivalents of $329,913 at September 30, 2009. Additionally, effective August 13, 2009, the Company and its senior creditor, Chatham Credit Management III, LLC (“Chatham”), further updated its letter agreement dated May 29, 2009 pursuant to which, among other things, Chatham agreed, for the period July 31, 2009 through September 30, 2010 (“Agreement Period”) to suspend the Company’s compliance of the minimum fixed charge coverage ratio and maximum leverage ratio contained in the credit agreement. The Company and Chatham agreed to a temporary minimum earnings before interest, taxes, depreciation and amortization covenant (“Modified EBITDA Covenant”) for this Agreement Period. At September 30, 2009, the Company is not in compliance with this Modified EBITDA Covenant under this agreement. As a result, all principal due to Chatham has been reclassified as a current liability.
Additionally, effective June 1, 2009, the Company entered into a Securities Purchase Agreement with Vicis Capital Master Fund, a sub-trust of Vicis Capital Series Master Trust, and the Company’s largest preferred stockholder (“Vicis”), pursuant to which Vicis invested an additional $1,000,000 in the Company and the Company issued to Vicis 1,000,000 shares of the Company’s Series A Convertible Preferred Stock (“Series A Stock”) and a warrant to purchase 100,000,000 shares of Common Stock at an exercise price of $0.01 per share. The warrant included a put provision inherent in the redemption provision included in the warrant agreements and recorded at issuance as a liability for “Derivative financial instruments at estimated fair value” on the Company’s balance sheet in accordance with the current authoritative guidance including EITF 00-19. In accordance with provisions of SFAS 133, the Company is required to adjust the carrying value of the above warrants to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. In valuing the above warrants the company used the Black-Scholes model. The warrant included a redemption right, payable in cash upon the future occurrence of a change in control. As such, the Company recorded a derivative financial instrument at fair value of $1,925,571 in connection with this transaction.
The Company had net income for the three months and nine months ended September 30, 2009 of approximately $2.4 million and $5.5 million, respectively, and has a retained deficit of approximately $12.6 million. This net income was primarily the result of the gains on change in fair value of derivative financial instruments recognized in 2009 in connection with the restatement of the financial statements as further discussed in Note 14. For the nine months ended September 30, 2009, the Company had net cash used in operations of approximately $1.9 million. Historically, the Company has relied on borrowings and equity financings to maintain its operations. The Company believes it has enough cash to operate for the coming year with its cash on hand, cash to be generated from operations and the borrowing availability with its lenders. However, the recent economic downturn could have a material effect on its business operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.
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
Note 3 — Significant Accounting Policies
The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the practices within the telecommunications industry. There have been no significant changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2009 compared to what was previously disclosed in the Company’s Annual Report on 10-K for the year ended December 31, 2008.
Principles of Consolidation
The consolidated financial statements include the accounts of Brookside Technology Holdings Corp. and its wholly-owned subsidiaries, certain of which are Brookside Technology Partners, Inc., US Voice & Data, LLC, an Indiana Limited Liability

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 3 — Significant Accounting Policies (continued)
Company, Standard Tel Acquisitions, Inc a California Corporation, Trans-West Network Solutions, Inc, a California Corporation and Standard Tel Networks, LLC, a California Limited Liability Company. All significant intercompany balances and transactions have been eliminated in consolidation.
Cash Equivalents
For purposes of the statements of cash flows, the Company considers short-term investments, purchased with a remaining maturity at purchase of three months or less, to be cash equivalents. Restricted cash and deposits in the cash collateral account are not considered to be cash equivalents.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. The Company believes its estimates of allowance for doubtful accounts, inventory reserves and the fair value of stock options and warrants, as further discussed below, to be the most sensitive estimates impacting financial position and results of operations.
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
Receivables are concentrated with a small number of customers. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. There were no allowances for credit losses at September 30, 2009 and December 31, 2008.
The amounts reported for cash and cash equivalents, receivables, accounts payable, and accrued liabilities are considered to approximate their market values based on comparable market information available at the respective balance sheet dates and their short-term nature. The Company believes that the notes payable fair values approximate their notional value at September 30, 2009.
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

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 3 — Significant Accounting Policies (continued)
customer’s inability to meet its financial obligations to the Company, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to a customer change, the Company’s estimates of the recoverability of the receivables would be further adjusted
Convertible Securities With Beneficial Conversion Features
Warrant Valuation and Beneficial Conversion Feature. The Company calculates the fair value of warrants issued with convertible securities (preferred stock or debt) using the Black Scholes valuation method. The total proceeds received in the sale of preferred stock or debt and related warrants is allocated among these financial instruments based on their relative fair values. The debt discount arising from assigning a portion of the total proceeds to the warrants issued is recognized as interest expense from the date of issuance to the earlier of the maturity date of the debt or the conversion dates using the effective yield method. Additionally, when issuing convertible debt, including convertible debt issued with detachable warrants, the Company tests for the existence of a beneficial conversion feature. The Company records the amount of any beneficial conversion feature (“BCF”), calculated in accordance with these accounting standards, whenever it issues convertible debt that has conversion features at fixed rates that are in the money using the effective per share conversion price when issued. The calculated amount of the BCF is accounted for as a contribution to additional paid-in capital and as a debt discount that is recognized as interest expense from the date of issuance to the earlier of the maturity date of the debt or the conversion dates using the effective yield method. The maximum amount of BCF that can be recognized is limited to the amount that will reduce the net carrying amount of the debt to zero.
The Company considered the effect of a beneficial conversion feature of the Series A Stock issued in the December 2007 private placement and subsequently issued to Vicis during 2008. During 2008, the Company has attributed a beneficial conversion feature of $0 to the Series A Stock based upon the difference between the relative fair value assigned to costs in Series A Stock and the discount assigned to the warrants and zero (minimum basis). Since the redemption requirement of the Series A Stock is contingent on the occurrence of future events, the Company is not accreting the carrying value of the Series A Stock to redemption value and will not do so until the occurrence of any one of those future events becomes probable.
Derivative Financial Instruments at Fair Value. Amounts have been classified as derivative financial instruments because of the put provisions inherent in the redemption provision included in the Hilco and Vicis warrant agreements and recorded at issuance as a liability for “Derivative financial instruments at estimated fair value” on the Company’s balance sheet in accordance with the current authoritative guidance. The Company is required to adjust the carrying value of the above warrants to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. In valuing the above warrants, the Company used the Black-Scholes model.
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

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 3 — Significant Accounting Policies (continued)
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
Revenue Recognition
The Company derives its revenues primarily from sales of converged VoIP telecommunications equipment and professional services implementation/installation, data and wireless equipment and installation, recurring maintenance/managed service and network service agreements and other services. The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectability is reasonably assured. Sales are recorded net of discounts, rebates, and returns.
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
Revenue from contracts that contain multiple elements that are not accounted for under the percentage-of-completion method are accounted for in accordance with “Accounting for Revenue Arrangements with Multiple Deliverables.” Revenue from these contracts is allocated to each respective element based on each element’s relative fair value, if determinable, and is recognized when the respective revenue recognition criteria for each element are fulfilled. The Company recognizes revenue from the equipment sales and installation services using the percentage of completion method. The services for maintaining the systems the Company installs are sold as a stand-alone contract and treated according to the terms of the contractual arrangements then in effect. Revenue from this service is generally recognized over the term of the subscription period or the terms of the contractual arrangements then in effect. A majority of equipment sales and installation services revenues are billed in advance on a monthly basis based upon the fixed price, and are included in both accounts receivable and deferred income on the accompanying balance sheets. Direct costs incurred on such contracts are deferred until the related revenue is recognized and are included in deferred contract costs on the accompanying balance sheets. The Company also provides professional services (maintenance/managed services) on a fixed price basis. These services are billed as bundles and or upon completion of the services.

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 3 — Significant Accounting Policies (continued) Warranty Reserves
Reserves are provided for estimated warranty costs when revenue is recognized. The costs of warranty obligations are estimated based on warranty policy or applicable contractual warranty, historical experience of known product failure rates and use of materials and service delivery charges incurred in correcting product failures. Specific warranty accruals may be made if unforeseen technical problems arise. If actual experience, relative to these factors, adversely differs from these estimates, additional warranty expense may be required. At September 30, 2009 and 2008, the Company has accrued $156,974 and $247,417, respectively. The Company’s warranty accrual takes into account the telecommunications equipment covered by original equipment manufacturer warranties.
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
The Company’s management first determines whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. Any tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the condensed consolidated financial statements. Each identified tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. No such tax positions were identified during the three and nine months ended September 30, 2009 and 2008.
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

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 3 — Significant Accounting Policies (continued)
At September 30, 2009, there were potentially dilutive securities outstanding consisting of Series A Stock, warrants, and stock options issued to employees. The potential shares would be anti-dilutive during the three and nine months ended September 30, 2008 and dilutive for the three and nine months ended September 30, 2009, and as such, have not been considered in the calculation of earnings per share for 2008. At September 30, 2009, the number of potentially dilutive shares that are anti-dilutive consisted of 21,200,000 stock option shares, 13,191,716 Series A Stock (exercisable into 1,319,171,600 common shares), and 745,800,996 common shares purchase warrants (which would be net share settled). At September 30, 2008, there were potentially dilutive securities outstanding consisting of Series A Stock, convertible debt, warrants, and stock options issued to employees of 19,200,000. On November 19, 2009, shareholders representing a majority of the Company’s shares entitled to vote at a meeting executed and delivered to the Company written consents in lieu of a meeting approving an increase in the Company’s authorized shares of Common Stock from 1,000,000,000 to 10,000,000,000.
Derivatives
A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts (“embedded derivatives”) and for hedging activities. As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, complex transactions that the Company entered into in order to finance its operations and acquisitions, and the subsequent restructuring of such debt transactions, involved financial instruments containing certain features that have resulted in the instruments being deemed derivatives or containing embedded derivatives. The Company may engage in other similar complex equity or debt transactions in the future, but not with the intention to enter into derivative instruments. Derivatives and embedded derivatives, if applicable, are measured at fair value and marked to market through earnings. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements.
Stock Based Compensation
The Company recognizes the compensation cost relating to share-based payment transactions in accordance with provisions of Share-Based Payment. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). The Company recorded $18,605 and $53,333 for stock compensation cost for the three months ended September 30, 2009 and 2008, respectively. The Company recorded $52,491 and $168,833 for stock compensation cost for the nine months ended September 30, 2009 and 2008, respectively.

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 3 — Significant Accounting Policies (continued)
Recent Accounting Pronouncements
The FASB issued ASC No. 350-30, previously referred to as SFAS 142-3, Determination of the Useful Life of Intangible Assets. ASC No. 350-30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350 Intangibles — Goodwill and Other. ASC No. 350-30 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect ASC No. 350-30 to have a material impact on the accounting for future acquisitions or renewals of intangible assets, but the potential impact is dependent upon the acquisitions of intangible assets in the future.
In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (ASC Topic 260-10-55). ACS Topic 260 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings Per Share” (ASC Topic 260). Under the guidance of ASC Topic 260-10-55, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of earnings per share pursuant to the two-class method. All prior period earnings per share information must be adjusted retrospectively. The Company adopted ASC Topic 260-10-55 as of January 1, 2009. The Company’s adoption of these statements in the first quarter of 2009 did not have any effect on its condensed consolidated financial statements.
In April 2009, the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.
*	FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC Topic 820-10-65-4);

*	FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (ASC Topic 825-10-65-1); and

*	FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC Topic 320-10-65-1).
ASC Topic 820-10-65-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (ASC Topic 820), when the value and level of activity for the asset or liability have significantly decreased in relation to normal market activity. ASC Topic 820-10-65-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company adopted ASC Topic 820-10-65-4 as of March 30, 2009. As the new standard only clarified existing guidance, there was no material effect on the Company’s condensed consolidated financial statements and notes.
ASC Topic 825-10-65-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” (ASC Topic 825), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This new standard also amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting” (ASC Topic 270), to require those disclosures in summarized financial information at interim reporting periods. The Company adopted ASC Topic 825-10-65-1 as of March 30, 2009. This pronouncement has no impact on the Company’s current condensed consolidated financial statements.
ASC Topic 320-10-65-1 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This new standard does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company adopted ASC Topic 320-10-65-1 as of March 30, 2009. This pronouncement has no impact on the Company’s condensed current financial statements.
In June 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC Topic 855). ASC Topic 855 establishes the criteria for subsequent events, including: (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The Company adopted ASC Topic 855 as of June 30, 2009. The adoption of this pronouncement did not have a material impact on the Company’s condensed consolidated financial statements.
In June 2009, the Financial Accounting Standards Board (“FASB”) issued its Accounting Standards Codification (“ASC”), codifying all previous sources of accounting principles into a single source of authoritative, nongovernmental U.S. generally accepted accounting principles (“U.S. GAAP”). Although the ASC supersedes all previous levels of authoritative accounting standards, it did not affect accounting principles under U.S. GAAP. The Company adopted the codification effective September 30, 2009.
In June 2009, the FASB amended its existing standards related to the consolidation of variable interest entities, which is effective for interim and annual fiscal periods beginning after November 15, 2009. The new standard requires entities to analyze whether their variable interests give it a controlling financial interest of a variable interest entity (VIE) and outlines what defines a primary beneficiary. The new standard amends GAAP by: (a) changing certain rules for determining whether an entity is a VIE; (b) replacing the quantitative approach previously required for determining the primary beneficiary with a more qualitative approach; and (c) requiring entities to continuously analyze whether they are the primary beneficiary of a VIE among other amendments. The new standard also requires enhanced disclosures regarding an entity’s involvement in a VIE. It is possible that application of this new standard will change our assessment of whether or not we are the primary beneficiary of any VIEs with which we are involved. The Company is currently evaluating the impact of this standard on our condensed consolidated financial statements.
In September 2009, the Emerging Issues Task Force (EITF) issued guidance related to Revenue Recognition that amends the previous guidance on arrangements with multiple deliverables. This guidance provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and how the consideration should be allocated. It also clarifies the method to allocate revenue in an arrangement using the estimated selling price. This guidance is effective for the Company as of January 1, 2011 and is not expected to be material to the Company’s consolidated financial position or results of operations.

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 3 — Significant Accounting Policies (continued)
Note 4 — Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2009	2008
Accounts payable, trade	$1,767,093	$1,857,905
Accrued warranty liability	156,974	231,906
Other accrued expenses	332,519	121,800

Total	$2,256,586	$2,211,611

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 5 — Long Term Debt
Long-term debt as of September 30, 2009 and December 31, 2008 consisted of the following:

	September 30,	December 31,
	2009	2008
Note payable to an individual, unsecured, accruing interest at 2% per annum, with monthly payments of $5,215 due May 1, 2010.	$82,869	$98,049
Note payable to former officers and shareholders, unsecured, accruing interest at 0% per annum, due in installments over 3 years with a maturity date of September 26, 2009, less unamortized discount of $0 and $75,812, respectively (the “Seller Note”). This note is involved in the litigation with the USVD Sellers (See Note 7 — Commitments and Contingencies).	850,000	1,524,188
Notes payable to an individual, unsecured, accruing interest at 7% per annum, with monthly payments of $1,130 due May 1, 2011.	28,143	31,006
Note payable to executive officer and shareholders, unsecured, accruing interest at 7% per annum, with monthly payments of $968, due September 1, 2010.	16,945	16,945
Notes payable to shareholder, unsecured, accruing interest at 7% per annum, with monthly payments of $6,432 due June 1, 2010.	97,982	115,360
Subordinated Note Payable to Vicis Capital Master Fund, accruing interest at 10%, maturing September 30, 2010, subordinated to the Chatham senior note. Net of unamortized discount of $31,067 and $118,917, respectively (STN acquisition).	1,468,933	1,381,083
Senior note payable, Chatham Investment Fund III, LLC and Chatham Investment Fund III QP, LLC, accruing interest at the LIBOR rate plus 9.00%, payments of $83,333 beginning on the first of the month after 6 months from the closing date, with the balance due on the third anniversary of the closing date of September 23, 2008, net of unamortized discount of $1,928,037 and $2,658,050, respectively (STN acquisition), all classified as current.	5,401,613	4,380,916
Secured notes payable to Enterprise Fleet Services, accruing interest at 5% per annum, with monthly payments of $1,476, maturing June 1, 2010. Notes are secured by vehicles.	16,350	60,617
Secured notes payable to GMAC, accruing interest at 9.25% with monthly payments of $2,272, paid in full in June 2009 and refinanced as an operating lease. Notes are secured by vehicles.	—	82,673
Secured notes payable to Huntington Bank, accruing interest at a prime rate plus 3.73% with monthly payments of $383, with a maturity date of March 28, 2009. Note is secured by a vehicle.	—	1,007
Secured notes payable to NEC Financial Services, accruing interest at 11.25% with monthly payments of $1,128, with a maturity date of February 25, 2011. Note is secured by testing equipment.	30,388	30,468

Total long term debt	7,993,223	7,722,312
Less current portion	(6,395,386)	(2,669,177)

Long term portion	$1,597,837	$5,053,135

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 5 — Long Term Debt (Continued)
Principal maturities of long-term debt as of September 30, 2009 are as follows:

Years Ending December 31,	Gross
2009	$6,395,386
2010	1,611,076
2011	14,022
2012	3,806
2013	—

8,024,290
Less: Unamortized discounts	(31,067)

Net of Discounts	$7,993,223

Change in unamortized discount and loan costs of the Note –
For the nine months ended September 30, 2009, the discount on the above Notes changed for amortization of discounts in connection with the notes. The total discount on the Notes changed from $9,998,115 at inception to $3,848,016 at December 31, 2007, then to $2,852,779 at December 31, 2008, then to $31,067 at September 30, 2009. There was $3,006,498 of new discounts generated in 2008 in connection with valuing the Chatham Warrants issued with Chatham credit facility. A total of $3,711,578 was amortized to expense during the year ended December 31, 2008 and $730,014 was amortized to expense during the nine months ended September 30, 2009. Total amortization expense was $108,962 and $925,193 for the three months ended September 30, 2009 and 2008, respectively. Total amortization expense was $893,676 and $3,383,649 for the nine months ended September 30, 2009 and 2008, respectively. In addition to the amortization of discounts in connection with the notes as discussed above, amortization expense also included amortization of intangible assets which totaled $225,000 and $129,978 for the three months ended September 30, 2009 and 2008, respectively and $731,712 and $445,824 for the nine months ended September 30, 2009.
Note 6 — Commitments and Contingencies
Leases
The Company has entered into operating lease agreements for its corporate offices and equipment. Minimum lease obligations are as follows:

2009	$557,543
2010	331,734
2011	212,427
2012	171,997
2013	—
Rental expense for operating leases for the three months ended September 30, 2009 and 2008, was approximately $149,000 and $119,000, respectively. Rental expense for operating leases for the nine months ended September 30, 2009 and 2008, was approximately $489,000 and $335,000, respectively.

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 6 — Commitments and Contingencies (continued)
Liquidated Damages Under Registration Payment Arrangements
The Company has accrued $154,400 which is included in other current liabilities in the accompanying condensed consolidated balance sheets for September 30, 2009 and December 31, 2008 related to expected liquidated damages that will be paid in cash or by issuance of additional common shares or warrants for common shares under various registration rights agreements related to common shares, conversion rights and warrants for preferred shares.
Litigation
As previously disclosed, in 2007, the Company purchased USVD from the Michael P. Fischer Irrevocable Delaware Trust and the M. Scott Diamond Irrevocable Delaware Trust (the “USVD Sellers”) pursuant to a Membership Purchase Agreement between the Company and the USVD Sellers, dated September 26, 2007 (the “USVD Agreement”). The original purchase price was $15,429,242. As of September 30, 2009, the Company has paid to the USVD Sellers a total of $14,533,690, representing 94% of all sums payable under the USVD Agreement.
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
As discussed further under “Business” and “Management’s Discussion and Analysis,” USVD’s revenues for the six months ended June 30, 2009, while under the direction of Messrs. Fischer & Diamond, were approximately $2,700,000 lower than its revenues in the same period in 2008. This decrease adversely impacted the Company’s liquidity and subsequently the Company’s largest equity investor, Vicis, provided an additional capital infusion. Also, the Company and its primary lender, Chatham, have made modifications to the Company’s credit facility.
Fortunately, USVD’s first quarter decreased earnings were offset by increased earnings provided by STN, as well as increased earnings at USVD in the months subsequent to the departure of Messrs. Fischer and Diamond under the direction of Brookside Technology Holdings Corp’s management and other existing USVD and STN senior managers, discussed further under “Business” and “Management’s Discussion and Analysis.” However, while the Company may have this offset from these combined earnings, Messrs. Fischer’s and Diamond’s earn-outs were to be based solely on USVD’s EBITDA. Given USVD’s performance under Messrs. Fischer’s and Diamond’s stewardship prior to May 12, 2009, it is presently unclear whether they would have earned any future earn-out payments subsequent to their alleged constructive terminations.
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

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 6 — Commitments and Contingencies (continued)
In response to the actions of Messrs. Fischer and Diamond and certain former USVD employees, the Company has worked diligently to secure USVD and its assets, employees, vendors, partners and customers. USVD’s employees, vendors, partners and customers have reconfirmed their support and loyalty to USVD, despite the fact that many of them have been solicited by Messrs. Fischer and Diamond and certain former USVD employees.
On July 17, 2009, the USVD Sellers filed a civil action in the Circuit Court of Jefferson County, Kentucky, alleging that the Company breached the USVD Agreement by failing to pay the previously mentioned $289,000 EBITDA earn-out payment they claim they was due on April 30, 2009, in addition to $1,750,000 of other future payments they claim they are entitled to accelerate as a result of such alleged breach. The lawsuit calls for an acceleration of all money owed to the USVD Sellers including: the $850,000 Seller Note, the $289,000 accrued EBITDA earn-out and an additional $900,000 in Minimum Cash Payments (as defined by the employment agreements of Messrs. Fischer and Diamond) in connection with future estimations of earn-outs yet to be earned. The Company has a note payable – USVD Sellers included in its long-term debt of $850,000, as well as an accrual for the $289,000 accrued 2008 earn-out payment that the USVD Sellers, Messrs. Fischer and Diamond, claim is due to them.
On October 8, 2009 filed an answer and counter-claim to the USVD Sellers civil action discussed above. This answer and counter-claim outlines, among other things, the Company’s arguments for defense as well as the Company’s claims of breaches of fiduciary duty and other common law, contractual, quasi-contractual, and statutory claims against former employees of USVD. During their periods of employment, various employees of USVD who are now employees of a competitor, engaged in a variety of acts and omissions in breach of their legal duties to USVD and Brookside, including but not limited to (1) failure of the CEO and COO to fulfill their contractual duties under their Employment Agreements; (2) acts by these and other employees with fiduciary duties to act in the best interests of the company as opposed to their individual self-interests or the interests of third parties, in company matters; (3) destruction and/or seizure of proprietary documents and information belonging to USVD for the benefit of a competitor; and (4) failure by sales personnel to reimburse USVD for funds advanced on sales on behalf of USVD which were not consummated prior to their departures. The Company is continuing to analyze the forgoing civil action and continues to aggressively investigate the actions undertaken by of Messrs. Fischer and Diamond, as well as the former USVD employees, both before and after their resignations. The litigation is in its early stages, and it is premature to project its outcome. The Company continues to vigorously defend the Circuit Court action and to pursue all available defenses, claims and counter claims against the USVD Sellers, Messrs. Fischer and Diamond, and certain former USVD employees.
Risk Management
The Company maintains various forms of insurance that the Company’s management believes are adequate to reduce the exposure to property and general liability risks to an acceptable level.
Note 7 — Related Party Transactions
The Company has notes payable to officers and shareholders of the Company. The balance of these notes payable was $964,927 and $1,732,305 at September 30, 2009 and December 31, 2008, respectively.

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 8 — Series A 8% Convertible Preferred Stock
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
Effective June 1, 2009, the Company entered into a Securities Purchase Agreement with Vicis Capital Master Fund, a sub-trust of Vicis Capital Series Master Trust, and the Company’s largest preferred stockholder (“Vicis”), pursuant to which Vicis invested an additional $1,000,000 in the Company and the Company issued to Vicis 1,000,000 shares of the Company’s Series A Convertible Preferred Stock and a warrant to purchase 100,000,000 shares of Common Stock at an exercise price of $0.01 per share. Pursuant to this event, all the outstanding warrants have been re-priced to $0.01 and all conversion prices on the Series A Stock have been reduced to $0.01. The warrant included a put provision inherent in the redemption provision included in the warrant agreements and recorded at issuance as a liability for “Derivative financial instruments at estimated fair value” on the Company’s balance sheet in accordance with the current authoritative guidance including EITF 00-19. In accordance with provisions of SFAS 133, the Company is required to adjust the carrying value of the above warrants to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. In valuing the above warrants the Company used the Black-Scholes model. The warrant included a redemption right, payable in cash upon the future occurrence of a change in control. As such, the Company recorded a derivative financial instrument at fair value of $1,925,571 in connection with this transaction.
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
During the nine months ended September 30, 2009, a Series A stockholder converted 25,000 shares of Series A Stock to 2,571,307 shares of the Company’s common stock.
Note 9 — Cost of Sales
For the periods ended September 30, 2009 and 2008, costs of sales consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006		2006
	2009	2008	2009	2008
Equipment costs	$1,063,545	$2,474,018	$4,001,617	$6,188,871
Contract labor	—	17,322	24,225	131,743
Direct labor	341,339	259,876	1,005,158	748,761
Software assurance costs	174,890	283,052	174,891	286,875
Sales commissions and selling costs	146,028	42,310	407,201	68,411
Lite warranty costs	12,784	69,036	67,804	169,052
Other costs	4,886	29,914	35,308	62,620

	$1,743,472	$3,175,528	$5,716,204	$7,656,333

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 10 — Employee Benefit Plan
USVD, the Company’s subsidiary, has a 401(k) profit sharing plan (the Plan) and other employee health and benefit plans. The Plan allows all eligible employees to defer a portion of their income on a pretax basis through contributions to the Plan.
The Company has made 401(k) matching contributions of $12,491 and $35,649 for the three months ended September 30, 2009 and 2008, respectively. The Company made 401(k) matching contributions of $65,888 and $75,717 for the nine months ended September 30, 2009 and 2008, respectively.
The Company provides group health and other benefits to its employees through plans that cover all employees that elect to be covered. The Company’s share of group health care costs was approximately $124,000 and $117,000 for the three months ended September 30, 2009 and 2008, respectively, and approximately $426,000 and $219,000 for the nine months ended September 30, 2009 and 2008, respectively. Such amounts have been included in employee compensation and benefits expense.
Note 11 — Acquisition of Standard Tel Networks, LLC
An initial preliminary allocation has been made to intangible assets as of the December 31, 2008. Management will determine the proper value of intangible assets acquired from STN and allocate any additional adjustments of the goodwill to intangible assets within twelve months after the acquisition date.
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
2007 Stock Incentive Plan
Effective April 19, 2007, the Company adopted the Brookside Technology Holdings Corp. (formerly Cruisestock, Inc) 2007 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan is discretionary and allows for an aggregate of up to 100,000,000 shares of the Company’s common stock to be awarded through incentive and non-qualified stock options and stock appreciation rights. The Stock Incentive Plan is administered by the Board of Directors, which has exclusive discretion to select participants who will receive the awards and to determine the type, size and terms of each award granted.
The Company recognized $18,605 and $53,333 compensation expense for options for the three months ended September 30, 2009 and 2008, respectively. The Company recognized $52,491, and $168,333 compensation expense for options for the nine months ended September 30, 2009 and 2008, respectively.

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 12 — Stock-Based Compensation (continued)
A summary of the changes in the total stock options outstanding during the nine months ended September 30, 2009 is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2007	14,000,000	$0.186
Cancelled during 2008	(14,000,000)	$0.186
Granted during 2008	19,200,000	$0.03
Forfeited or expired	—	—
Exercised	—	—

Outstanding at December 31, 2008	19,200,000	$0.03
Granted during 2009	2,000,000	$0.01
Forfeited or expired	—	—
Exercised	—	—

Outstanding at September 30, 2009	21,200,000	$0.03
Vested and exercisable at September 30, 2009	3,381,944	$0.03
Total stock options vested as of September 30, 2009 is 3,381,944. The remaining vesting period is as follows:

Number of Shares	Year Vested
14,408,333	2009
2,633,334	2010
688,889	2011
7,500	2012
The weighted average remaining term of the options is approximately 9.1 years at September 30, 2009. Options issued in 2008 and 2009 had an exercise price ranging from $0.01 to $0.05 per share. The grant date fair value for 2008 options were $0.01 to $0.05 per share. At September 30, 2009, there was $471,303 of total unrecognized compensation cost related to non-vested stock option awards that are expected to be recognized over a period of 2 years. The Company has stock options outstanding with an intrinsic value of $0 and $210,000 at September 30, 2009 and December 31, 2008, respectively.

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 13 — Warrants
Warrants
The following is a summary of the warrants outstanding as of September 30, 2009.

	Outstanding	Exercise Price
Series A *	71,631,216	$0.01
Series B	80,896,508	$0.01
Series C	15,988,602	$0.01
Series D **	25,080,000	$0.01
Series E	61,273,835	$0.01
Series F	350,000,000	$0.01
Chatham	140,930,835	$0.01

Total warrants	745,800,996

*	Includes 2,628,917 penalty warrants

**	Includes 1,080,000 penalty warrants.
During the nine months ended September 30, 2009, a warrant holder converted through a cashless exercise of the warrants held, to 3,857,455 shares of common stock.
The Company has warrants, common stock options and Series A Stock that could potentially convert to 1,938,169,761 shares of common stock. On November 19, 2009, shareholders representing a majority of the Company’s shares entitled to vote at a meeting executed and delivered to the Company written consents in lieu of a meeting approving an increase in the Company’s authorized shares of Common Stock from 1,000,000,000 to 10,000,000,000.
Note 14 — Restatement of Prior Periods
The Company issued the following warrants in conjunction with various financing related activities:

		2008 Vicis	2009 Vicis
	Hilco	Financing	Financing
Financing	$6,000,000	$5,500,000	$1,000,000
Total number of warrants	61,273,872	250,000,000	100,000,000
Exercise Price	$0.137	$0.03	$0.01
Term of warrants (years)	5	5	5
Debt issuance costs	$1,659,773	$—	$—
Face value of debt/equity	$4,340,227	$5,500,000	$1,000,000
Fair value of derivative at inception	$18,008,466	$9,656,069	$1,925,571
Financing expense recorded	$12,348,466	$4,156,069	$925,571

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 14 — Restatement of Prior Periods (continued)
The above amounts have been classified as derivative financial instruments because of the put provisions inherent in the redemption provision included in the warrant agreements and recorded at issuance as a liability for “Derivative financial instruments at estimated fair value” on the Company’s balance sheet in accordance with the current authoritative guidance including EITF 00-19. In accordance with provisions of SFAS 133, the Company is required to adjust the carrying value of the above warrants to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. In valuing the above warrants, the Company used the Black-Scholes model. Changes in warrant liabilities for 2009 and 2008 were as follows:

	2008
	3/31/08	6/30/08	9/30/08	12/31/08
Derivative financial instrument at opening balance sheet date	$7,605,601	$3,448,910	$1,385,780	$11,967,175
Fair value of new derivative during the period	—	—	9,656,069	—
Change in estimated fair value of derivative financial instrument	(4,156,691)	(2,063,130)	925,326	49,288

Derivative financial instrument at closing balance sheet date	$3,448,910	$1,385,780	$11,967,175	$12,016,463

	2009
	3/31/09	6/30/09	9/30/09
Derivative financial instrument at opening balance sheet date	$12,016,463	$11,338,561	$7,512,529
Fair value of new derivative during the period	—	1,925,571	—
Change in estimated fair value of derivative financial instrument	(677,902)	(5,751,603)	(3,892,627)

Derivative financial instrument at closing balance sheet date	$11,338,561	$7,512,529	$3,619,902

The determination of fair value includes significant estimates by management including volatility of the Company’s common stock, interest rates, and the probability of redemption or a future dilutive financing transaction among other items. The recorded value of the derivative financial instrument can fluctuate significantly based on fluctuations in the fair value of the Company’s common stock, as well as in the volatility of the stock price during the term used for observation and the term remaining for exercise of these warrants. The fluctuation in estimated fair value may be significant from period to period which in turn may have a significant impact on reported financial condition and results of operations.

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 14 — Restatement of Prior Periods (continued)
In prior 10-K filings for the years ended 2007 and 2008 and related quarterly filings, and quarterly information filed for three months ended March 31, June 30, and September 30, 2009, the Company had incorrectly accounted for these warrants resulting in not recording the quarterly change in estimated fair value of derivative financial instruments. Accordingly the impact on the Company’s quarterly financial information is as follows:

	For the Three Months Ended 2008			Year Ended,
	3/31/08	6/30/08	9/30/08	12/31/08
Net loss, as previously reported	$(1,798,087)	$(1,875,236)	$(784,983)	$(4,830,790)
Net income (loss), as restated	$1,943,661	$(227,049)	$(6,281,322)	$(4,986,482)
Total liabilities, as previously reported	$15,911,754	$18,243,852	$14,300,178	$13,799,003
Total liabilities, as restated	$18,530,777	$19,214,688	$26,267,353	$25,815,466
Total equity (deficit), as previously reported	$1,765,075	$(4,710)	$13,879,835	$13,495,136
Total equity (deficit), as restated	$(853,948)	$(975,546)	$1,912,660	$1,478,673

	For the Three Months Ended 2009
	3/31/09	6/30/09	9/30/09
Net loss, as previously reported	$(1,327,978)	$(1,032,224)	N/A
Net income (loss), as restated	$(650,076)	$3,793,808	$2,393,765
Total liabilities, as previously reported	$13,358,796	$13,171,525	N/A
Total liabilities, as restated	$24,697,357	$20,684,054	$16,748,118
Total equity (deficit), as previously reported	$12,167,733	$12,072,930	N/A
Total equity (deficit), as restated	$829,172	$4,560,401	$6,984,987
Note 15 — Intangible Assets
Intangible assets represent amounts acquired in the acquisitions of USVD and STN and consist of the following as of September 30, 2009:

	Gross Carrying	Accumulated
	Amount	Amortization	Life (years)
Purchased customer contracts — USVD	$600,000	$600,000	1
Purchased customer contracts — STN	900,000	900,000	1
Non-compete agreements	100,000	100,000	3

	$1,600,000	$1,600,000

Nine months ended September 31, 2009 Amortization Expense		$731,712

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 16 — Subsequent Event
On November 19, 2009, shareholders representing a majority of the Company’s shares entitled to vote at a meeting executed and delivered to the Company written consents in lieu of a meeting approving an increase in the Company’s authorized shares of Common Stock from 1,000,000,000 to 10,000,000,000 and to increase the aggregate shares available to be issued under the Stock Incentive Plan from 35,000,000 to 100,000,000.

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
Collectively, the subsidiary companies are providers of converged business communications products and services from Mitel, Inter-tel (owned by Mitel), Nortel and NEC. The Company, is the 2nd largest MITEL dealer in the United States, and is recognized by Mitel as a Diamond Dealer. The Company combines technical expertise in a range of communications products, including IP-enabled platforms, wired and wireless IP and digital endpoints and leading edge communications applications to create converged voice, video and data networks that help businesses increase efficiency and optimize revenue opportunities, critical for success in today’s competitive business environment. Specializing in selling, designing, analyzing and implementing converged Voice over IP (VoIP), data and wireless business communications systems and solutions for commercial and state/government organizations of all types and sizes in the United States, the Company has offices that provide a national footprint. Headquartered in Huntington Beach, California, STN has additional offices in Sacramento and San Diego. Headquartered in Austin, Texas, Brookside Technology Partners serves the Texas market. Headquartered in Louisville, Kentucky, USVD serves the Kentucky and Southern Indiana markets, operating out of offices in Louisville, Lexington and Indianapolis. Combined, new implementations represent approximately 50% of the Company’s revenues with the remaining 50% generated by service, support, maintenance and other recurring revenues from our existing customer base.
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
Increase in Authorized Shares
On August 4, 2008, the Company filed Articles of Amendment to its Articles of Incorporation (the “Amendment”) with the Florida Department of State increasing the number of shares of common stock that the Company has the authority to issue from Two Hundred and Fifty Million (250,000,000) shares to One Billion (1,000,000,000) shares. On November 19, 2009, shareholders representing a majority of the Company’s shares entitled to vote at a meeting executed and delivered to the Company written consents in lieu of a meeting approving an increase in the Company’s authorized shares of Common Stock from 1,000,000,000 to 10,000,000,000.
Vicis Equity Infusion
On July 3, 2008, the Company entered into a Securities Purchase Agreement (the “Vicis Agreement”) with Vicis Capital Master Fund, a sub-trust of Vicis Capital Series Master Trust (“Vicis”), pursuant to which Vicis acquired (a) 2,500,000 shares of Series A Stock; and (b) a warrant (the “Warrant”) to purchase 250,000,000 shares of common stock of the Company at $0.03 per share (the “Exercise Price”), for an aggregate purchase price of $2,500,000 (“Vicis Equity Infusion”). The warrant included a put provision inherent in the redemption provision included in the warrant agreements and recorded at issuance as a liability for “Derivative financial instruments at estimated fair value” on the Company’s balance sheet in accordance with the current authoritative guidance including EITF 00-19. In accordance with provisions of SFAS 133, the Company is required to adjust the carrying value of the above warrants to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. In valuing the above warrants the company used the Black-Scholes model. The warrant included a redemption right, payable in cash upon the future occurrence of a change in control. As such, the Company recorded a derivative financial instrument at fair value of $9,656,069 in connection with this transaction.
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
The Company accounted for these two transactions as one event for accounting purposes. The $5,500,000 ($2,500,000 in cash and $3,000,000 of principal of Series B Stock) was considered for investment in 5,500,000 shares of Series A Stock and 250,000,000 warrants to purchase common stock. Initially the $5,500,000 was allocated based on the relative fair value of the Series A Stock and the warrants issued. Subsequently the amount was restated with $5.5 million in Series A Stock being reduced to zero and the fair value of the warrant of $9,656,069 being established.
Vicis also purchased and assumed from Hilco Financial, LLC (“Hilco”), and Hilco assigned to Vicis, all credit agreements, loans and promissory notes under which Hilco had loaned money to the Company. The Company consented to such assignments. In connection with such assignments, Hilco transferred to Vicis its warrants to purchase 61,273,835 shares of common stock of the Company. In addition, Vicis purchased and assumed from Dynamic Decisions (“DD”), and DD assigned to Vicis, all credit agreements, loans and promissory notes under which DD had loaned money to the Company. The Company consented to such assignments. The warrant included a put provision inherent in the redemption provision included in the warrant agreements and recorded at issuance as a liability for “Derivative financial instruments at estimated fair value” on the Company’s balance sheet in accordance with the current authoritative guidance including EITF 00-19. In accordance with provisions of SFAS 133, the Company is required to adjust the carrying value of the above warrants to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. In valuing the above warrants, the Company used the Black-Scholes model. The warrant included a redemption right, payable in cash upon the future occurrence of a change in control. As such, the Company recorded a derivative financial instrument at fair value of $18,008,466 in connection with this transaction on September 26, 2007.

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
Acquisition of Standard Tel Networks, LLC
On September 23, 2008, Brookside Technology Holdings Corp. (the “Company), through its wholly owned subsidiary, Standard Tel Acquisitions, Inc. (“Acquisition Sub”), acquired Standard Tel Networks, LLC (“STN”), an independent distributor of high quality, turnkey converged voice and data business communications products and services with California offices in Sacramento, San Diego and headquartered in Huntington Beach. The acquisition was conducted pursuant to a previously-disclosed Stock and Membership Interest Purchase Agreement dated July 17, 2008, and was structured as the acquisition of (a) all of the stock of Trans-West Network Solutions, Inc. (“Trans-West”) from the shareholders of Trans-West (the “Trans-West Shareholders”) and (b) all of the membership interest of STN owned by ProLogic Communication, Inc. (“ProLogic” and collectively with the Trans-West Shareholders, the “Seller Parties”). As previously reported, Trans-West, a holding company with no operations, owns eighty percent (80%) of the membership interest of STN and ProLogic owned the other twenty percent (20%), and, accordingly, the Company now owns (directly, in part, and indirectly through Trans West, in other part) one hundred percent (100%) of STN.
Effective June 1, 2009, the Company entered into a Securities Purchase Agreement with Vicis, pursuant to which Vicis invested an additional $1,000,000 in the Company and the Company issued to Vicis 1,000,000 shares of the Company’s Series A Convertible Preferred Stock and a warrant to purchase 100,000,000 shares of Common Stock at an exercise price of $0.01 per share. The warrant included a put provision inherent in the redemption provision included in the warrant agreements and recorded at issuance as a liability for “Derivative financial instruments at estimated fair value” on the Company’s balance sheet in accordance with the current authoritative guidance including EITF 00-19. In accordance with provisions of SFAS 133, the Company is required to adjust the carrying value of the above warrants to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. In valuing the above warrants the company used the Black-Scholes model. The warrant included a redemption right, payable in cash upon the future occurrence of a change in control. As Such, the company recorded a derivative financial instrument at fair value of $1,925,571 in connection with this transaction.
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

Restatement of Prior Periods
On November 16, 2009, and as a result of comments the Company received from the SEC as a result of the SEC’s review of the Company’s Form 10-K for the year ended December 31, 2008 and Form 10-Q for the period ended June 30, 2009, the Company’s board of directors concluded that its previously issued financial statements for the years ended December 31, 2007 and 2008, and each interim quarter contained within such years, and for the quarters ended March 31, 2009 and June 30, 2009, should no longer be relied upon because of the forgoing error regarding the accounting of such warrants. The board of directors discussed the forgoing matters with the Company’s independent accountant.
Accordingly the impact on the Company’s quarterly financial information is as follows:

	For the Three Months Ended 2008
	3/31/08	6/30/08	9/30/08	12/31/08
Net loss, as previously reported	$(1,798,087)	$(1,875,236)	$(784,983)	$(4,830,790)
Net income (loss), as restated	$1,943,661	$(227,049)	$(6,281,322)	$(4,986,482)
Total liabilities, as previously reported	$15,911,754	$18,243,852	$14,300,178	$13,799,003
Total liabilities, as restated	$18,530,777	$19,214,688	$26,267,353	$25,815,466
Total equity (deficit), as previously reported	$1,765,075	$(4,710)	$13,879,835	$13,495,136
Total equity (deficit), as restated	$(853,948)	$(975,546)	$1,912,660	$1,478,673

	For the Three Months Ended 2009
	3/31/09	6/30/09	9/30/09
Net loss, as previously reported	$(1,327,978)	$(1,032,224)	N/A
Net income (loss), as restated	$(650,076)	$3,793,808	$2,393,765
Total liabilities, as previously reported	$13,358,796	$13,171,525	N/A
Total liabilities, as restated	$24,697,357	$20,684,054	$16,748,118
Total equity (deficit), as previously reported	$12,167,733	$12,072,930	N/A
Total equity (deficit), as restated	$829,172	$4,560,401	$6,984,987
Revenues, Cost of Sales and Gross Margins
Total revenues from operations for the quarter ended September 30, 2009 were $4,369,728 compared to $5,657,123 reported for the same period in 2008, representing a decrease of $1,287,395, or 23%. This decrease in revenues is primarily due to the decreased sales activity at USVD experienced in 2009 versus the comparable period in 2008. This decrease was partially offset by the acquisition of STN, which added $1,965,413 to the Company’s total revenues for the quarter ended September 30, 2009. While the Company believes that a portion of this decrease in earnings may be due to general market and economic conditions, however, as discussed further under “Legal Proceedings,” the Company has taken action and continues to aggressively investigate the actions of certain former employees of USVD undertaken both before and after their resignations from USVD. Since the departure of the former USVD employees, the Company has successfully hired sales and sales management personnel and transitioned USVD operations and administrative management to the Company’s management team.
Total revenues from operations for the nine months ended September 30, 2009 were $13,915,078 compared to $14,398,636 reported for the same period in 2008, representing a decrease of $483,558, or 3%. This decrease in revenues is due primarily to decreased sales activity at USVD in 2009 versus 2008. This decrease in revenues was partially offset by the acquisition of STN, which added $6,350,369 to the Company’s total revenues for the nine months ended September 30, 2009. While the Company believes that a portion of this decrease in earnings may be due to general market and economic conditions as discussed further under “Legal Proceedings,” the Company has taken action and continues to aggressively investigate the actions of certain former employees of USVD undertaken both before and after their resignations from USVD. In addition, during the first quarter of 2009, USVD’s Kentucky region experienced ice storms and other harsh weather which caused lengthy power outages for two weeks, which impacted recurring and new sales business that resulted in less business activity for USVD and will not be recovered. The Company has successfully hired sales and sales management personnel and transitioned USVD operations and administrative management to the Company’s management team.
Cost of sales was $1,743,472 for the quarter ended September 30, 2009 compared to $3,175,528 for the quarter ended September 30, 2008, a decrease of $1,432,056 or 45%. This decrease was due to less cost of sales associated with the decrease in revenues for the Company discussed above. The decrease in cost of sales was partially offset by the increase in cost of sales, in conjunction with the increased revenues due to the acquisition of STN, which added cost of sales in the amount of $761,990. As a percentage of sales, cost of sales was 40% and 56% for the quarters ended September 30, 2009 and 2008, respectively. This decrease was primarily due to increased profit margin realized on sales consummated in the third quarter 2009 versus the comparative period in 2008. This improvement in cost of sales as a percentage of sales is primarily attributable to the Company’s multi-faceted and differentiated approach, “Teleficiency”™, a universal focus on higher margin, application specific value added business and technology solutions.
Cost of sales was $5,716,204 for the nine months ended September 30, 2009 compared to $7,656,333 for the nine months ended September 30, 2008, a decrease of $1,940,129 or 25%. The decrease was due to less cost of sales associated with the decrease in revenues for the Company discussed above. The decrease in cost of sales was partially offset by the increase in cost of sales, in conjunction with the increased revenues due to the acquisition of STN, which accounted for $2,353,697 of the increase. As a percentage of sales, cost of sales was 41% and 53% for the nine months ended September 30, 2009 and 2008, respectively. This decrease was primarily due to increased profit margin realized on sales consummated in the first nine months of 2009 versus the comparative period in 2008. This improvement in cost of sales as a percentage of sales is primarily attributable to the Company’s multi-faceted and differentiated approach, “Teleficiency”™, a universal focus on higher margin, application specific value added business and technology solutions.
Our gross margin was 60% for the quarter ended September 30, 2009 compared to 44% for the quarter ended September 30, 2008. The increase in gross margin as a percentage of sales is due primarily to the Company’s multi-faceted and differentiated approach, “Teleficiency”™, a universal focus on higher margin, application specific value added business and technology solutions.
Our gross margin was 59% for the nine months ended September 30, 2009 compared to 47% for the nine months ended September 30, 2008. The significant improvement in gross margin percentage is due primarily to the Company’s multi-faceted and differentiated approach, “Teleficiency”™, a universal focus on higher margin, application specific value added business and technology solutions.
General and Administrative Expenses
General and administrative expenses were $2,960,994 and $1,932,108 for the quarters ended September 30, 2009 and 2008, respectively. This represented an increase of $1,028,886 or 53%. This increase in general and administrative expenses in 2009 was due primarily to the acquisition of STN, which accounted for $1,214,891 of the increase. This was partially offset by the decrease in general and administrative expenses due to organizational sizing and direct cost cutting to reduce general and administrative expenses. The Company’s management continues to evaluate expenses in line with revenues to determine additional cost cutting.
General and administrative expenses were $8,911,386 and $5,793,094 for the nine months ended September 30, 2009 and 2008, respectively. This represented an increase of $3,118,292 or 54%. This increase in general and administrative expenses in 2009 was due primarily to the acquisition of STN, which accounted for $3,538,775 of the increase, partially offset by the decrease in general and administrative expenses due to organizational sizing and direct cost cutting to reduce general and administrative expenses of $420,483. The Company’s management continues to evaluate expenses in line with revenues to determine additional cost cutting.

Amortization Expense
The Company recognized $468,339, and $1,003,282 of amortization expense for the quarters ended September 30, 2009 and 2008, respectively, related to the accounting treatment of the warrants issued and amortization of intangible assets associated with the USVD and STN acquisitions. The decrease in amortization expense of $534,943 for the quarter ended September 30, 2009 versus the comparative period in 2008, is primarily due to the amortization of the warrants issued in conjunction with the USVD acquisition being fully amortized as of September 26, 2008.
The Company recognized $1,461,726 and $3,673,806 of amortization expense for the nine months ended September 30, 2009 and 2008, respectively, related to the accounting treatment of the warrants issued and amortization of intangible assets associated with the USVD and STN acquisitions. The decrease in amortization expense of $2,212,080 for the nine months ended September 30, 2009 versus the comparative period in 2008, is primarily due to the amortization of the warrants issued in conjunction with the USVD acquisition being fully amortized as of September 26, 2008.
Interest Expense
Interest expense was $663,478 and $874,568 for the quarters ended September 30, 2009 and 2008, respectively. This decrease of $211,090 was due primarily to the decrease on amortization of warrants due to the final amortization of the Hilco debt discount associated with the USVD acquisition in the amount being charged to interest expense in the third quarter 2008. This decrease was partially offset by additional debt incurred with the acquisition of STN on September 23, 2008.
Interest expense was $1,575,733 and $3,044,037 for the nine months ended September 30, 2009 and 2008, respectively. This decrease of $1,468,304 was due primarily to the effect of the debt restructuring incurred with the USVD acquisition to Series A Stock in June 2008 and the decrease on amortization of warrants due to the final amortization of the Hilco debt discount associated with the USVD acquisition in the amount being charged to interest expense in the third quarter 2008. This decrease was partially offset by the additional debt incurred with the acquisition of STN.
Gain (loss) on Change in Fair Value of Derivative Financial Instruments
Gain (loss) on change in fair value of derivative financial instruments was $3,892,627 and ($925,326) for the quarters ended September 30, 2009 and 2008, respectively. This is an increase in gain of $4,817,953. This is due to the decrease in fair value of the warrants pursuant to valuation using the Black-Scholes Model.
Gain (loss) on change in fair value of derivative financial instruments was $10,322,132 and $5,294,495 for the nine months ended September 30, 2009 and 2008, respectively. This is an increase in gain of $5,027,637. This is due to the decrease in fair value of the warrants pursuant to valuation using the Black-Scholes Model.
Finance Expense on Derivatives
Finance expense on derivatives was $0 and $4,156,069 for the quarter ended September 30, 2009 and 2008, respectively. This represents a decrease of $4,156,069. This is due to the 250,000,000 warrants issued in July 2008 resulting in an expense of $4,156,069 and no new issuance of derivatives financial instruments in the comparable period in 2009.
Finance expense on derivatives was $925,571 and $4,156,069 for the nine months ended September 30, 2009 and 2008, respectively, resulting in an increase of $3,230,498. This decrease is due to the 100,000,000 warrants issued in June 2009 which resulted in an finance expense on derivatives of $925,571 versus the 250,000,000 warrants issued in July 2008 resulting in an expense of $4,156,069.
Net Income/Net Loss

We realized net income of $2,393,765 for the quarter ended September 30, 2009 compared to a net loss of $6,281,322 for the quarter ended September 30, 2008. This represents an increase in net income of $8,675,087. This increase in net income is primarily due to the increase in gain (loss) on change in fair value of derivative financial instruments of $8,974,022 as discussed above, the decrease in amortization expense of $534,943, partially offset by the decrease in revenues of $1,287,395 and the increase in general and administrative expenses of $1,028,886.

We realized net income of $5,537,497 for the nine months ended September 30, 2009 compared to a net loss of $4,564,710 for the nine months ended September 30, 2008. This represents an increase in net income of $10,102,207. This increase in net income is primarily due to the increase in gain (loss) on change in fair value of derivative financial instruments of $8,258,135 as discussed above, the increase in gross profit of $1,456,571 and the decrease in amortization expense of $2,212,080 partially offset by the increase in general and administrative expense of $3,118,292.
Liquidity and Capital Resources
The Company has cash and cash equivalents of $329,913 at September 30, 2009. Additionally, effective August 13, 2009, the Company and its senior creditor, Chatham Credit Management III, LLC (“Chatham”), further updated its letter agreement dated May 29, 2009 pursuant to which, among other things, Chatham agreed, for the period July 31, 2009 through September 30, 2010 (“Agreement Period”) to suspend the Company’s compliance of the minimum fixed charge coverage ratio and maximum leverage ratio contained in the credit agreement. The Company and Chatham agreed to a temporary minimum earnings before interest, taxes, depreciation and amortization covenant (“Modified EBITDA Covenant”) for this Agreement Period. At September 30, 2009, the Company is not in compliance with this Modified EBITDA Covenant under this agreement. As a result, all principal due to Chatham has been reclassified as a current liability.
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
Although the Company had net income for the three months and nine months ended September 30, 2009 of approximately $2.4 million and $5.5 million, respectively, this was due primarily to the non-cash gain (loss) on change in fair value of derivative financial instruments as a result of the accounting treatment of derivative financial instruments at estimated fair value on the Company’s balance sheet in accordance with the current authoritative guidance including EITF 00-19. In addition, the Company has a retained deficit of approximately $12.6 million. For the nine months ended September 30, 2009, the Company had net cash used in operations of approximately $1.9 million. Historically, the Company has relied on borrowings and equity financings to maintain its operations. The Company believes it has enough cash to operate for the coming year with its cash on hand, cash to be generated from operations and the borrowing availability with its lenders. However, the recent economic downturn could have a material effect on its business operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.
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

Revenue Recognition
The Company derives its revenues primarily from sales of converged VOIP telecommunications equipment and professional services implementation/installation, data and wireless equipment and installation, recurring maintenance/managed service and network service agreements and other services. The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectability is reasonably assured. Sales are recorded net of discounts, rebates, and returns.
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
Revenue from contracts that contain multiple elements that are not accounted for under the percentage-of-completion method are accounted for in accordance with “Accounting for Revenue Arrangements with Multiple Deliverables.” Revenue from these contracts is allocated to each respective element based on each element’s relative fair value, if determinable, and is recognized when the respective revenue recognition criteria for each element are fulfilled. The Company’s recognizes revenue from the equipment sales and installation services using the percentage of completion method. The services for maintaining the systems we install are sold as a stand-alone contract and treated according to the terms of the contractual arrangements then in effect. Revenue from this service is generally recognized over the term of the subscription period or the terms of the contractual arrangements then in effect. A majority of equipment sales and installation services revenues are billed in advance on a monthly basis based upon the fixed price, and are included both accounts receivable and deferred income on the accompanying balance sheets. Direct costs incurred on such contracts are deferred until the related revenue is recognized and are included in deferred contract costs on the accompanying balance sheets. The Company also provides professional services (maintenance/managed services) on a fixed price basis. These services are billed as bundles and or upon completion of the services.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 3.
Item 4T. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial Officer), has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended September 30, 2009, the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2009 to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. This is based on the following three events:
(1)	On November 17, 2009, and as a result of comments the Company received from the SEC in connection with the SEC’s review of the Company’s Form 10-K for the year ended December 31, 2008 and Form 10-Q for the period ended June 30, 2009, the Company’s board of directors concluded that the Company’s previously issued financial statements for the years ended December 31, 2007 and 2008, and each interim quarter contained within such years, and for the quarters ended March 31, 2009 and June 30, 2009, should no longer be relied upon because of an error contained therein regarding the accounting of certain warrants issued in connection with certain financings, which warrants should have been accounted for as a liability under EITF 00-19 based on their fair value as of the date of their issuance because they contain put provisions requiring the Company to redeem the warrants under certain circumstances. The board of directors discussed the forgoing matters with its Chief Financial Officer and the Company’s independent accountant.

(2)	As disclosed in Note 2 to the condensed consolidated financial statements, the Company was not in compliance with the leverage ratio imposed by the Chatham Senior Loan in the first quarter of 2009. The Company’s management and board of directors devoted a significant amount of time to the negotiation of a modification to the ratio requirement and to the impact the Company’s non-compliance was having on its liquidity. As further disclosed in Note 2 to the Financial Statements, effective August 13, 2009, among other things, Chatham agreed to suspend the Company’s obligation to comply with the leverage and debt coverage ratios for the period July 31, 2009 through September 30, 2010.

(3)	On May 12, 2009, Messers. Fischer and Diamond ceased working for the USVD, alleging that their employment was “constructively terminated” and that their non-competition agreements were null and void. Shortly thereafter, several other USVD employees resigned from USVD and went to work for a new company, which the Company believes is owned by Messers. Fischer & Diamond and/or some of their family members, either directly or indirectly. This new company shortly thereafter began soliciting the Company’s vendors and customers. As a result, management and the board of directors were required to personally devote a significant amount of time and effort to stabilize the situation at USVD.
As a result of the foregoing unique demands incurred in 2009, the audit committee and management were not able to perform in a complete manner the disclosure controls and procedures in order to determine that such disclosure controls and procedures were effective for the quarter ended September 30, 2009.
While management is making best efforts to restore the controls and processes during the fourth quarter, no assurances can be made at this stage that we will be in compliance with internal control procedures required by Sarbanes-Oxley for the year ending December 31, 2009.
Changes in Internal Control Over Financial Reporting
During the nine months ended September 30, 2009, the Company has hired accounting consultants to augment its accounting staff and accounting and reporting capabilities. Management believes these are material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
As previously disclosed, in 2007, the Company purchased USVD from the Michael P. Fischer Irrevocable Delaware Trust and the M. Scott Diamond Irrevocable Delaware Trust (the “USVD Sellers”) pursuant to a Membership Purchase Agreement between the Company and the USVD Sellers, dated September 26, 2007 (the “USVD Agreement”). The original purchase price was $15,429,242. As of September 30, 2009, the Company has paid to the USVD Sellers a total of $14,533,690, representing 94% of all sums payable under the USVD Agreement.
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
In response to the actions of Messrs. Fischer and Diamond and certain former USVD employees, the Company has worked diligently to secure USVD and its assets, employees, vendors, partners and customers. USVD’s employees, vendors, partners and customers have reconfirmed their support and loyalty to USVD, despite the fact that many of them have been solicited by Messrs. Fischer and Diamond and certain former USVD employees.
On July 17, 2009, the USVD Sellers filed a civil action in the Circuit Court of Jefferson County, Kentucky, alleging that the Company breached the USVD Agreement by failing to pay the previously mentioned $289,000 EBITDA earn-out payment they claim they was due on April 30, 2009, in addition to $1,750,000 of other future payments they claim they are entitled to accelerate as a result of such alleged breach. The lawsuit calls for an acceleration of all money owed to the USVD Sellers including: the $850,000 Seller Note, the $289,000 accrued EBITDA earn-out and an additional $900,000 of Minimum Cash Payments (as defined by the employment agreements of Messrs. Fischer and Diamond) in connection with future estimations of earn-outs yet to be earned. The Company has a note payable – USVD Sellers included in its long-term debt of $850,000 as well as an accrual for the $289,000 accrued 2008 earn-out payment that the USVD Sellers, Messrs. Fischer and Diamond, claim is due to them.
On October 8, 2009 filed an answer and counter-claim to the USVD Sellers civil action discussed above. This answer and counter-claim outlines, among other things, the Company’s arguments for defense as well as the Company’s claims of breaches of fiduciary duty and other common law, contractual, quasi-contractual, and statutory claims against former employees of USVD. During their periods of employment, various employees of USVD who are now employees of a competitor, engaged in a variety of acts and omissions in breach of their legal duties to USVD and Brookside, including but not limited to (1) failure of the CEO and COO to fulfill their contractual duties under their Employment Agreements; (2) acts by these and other employees with fiduciary duties to act in the best interests of the company as opposed to their individual self-interests or the interests of third parties, in company matters; (3) destruction and/or seizure of proprietary documents and information belonging to USVD for the benefit of a competitor; and (4) failure by sales personnel to reimburse USVD for funds advanced on sales on behalf of USVD which were not consummated prior to their departures. The Company is continuing to analyze the forgoing civil action and continues to aggressively investigate the actions undertaken by of Messrs. Fischer and Diamond, as well as the former USVD employees, both before and after their resignations. The litigation is in its early stages, and it is premature to project its outcome. The Company continues to vigorously defend the Circuit Court action and to pursue all available defenses, claims and counter claims against the USVD Sellers, Messrs. Fischer and Diamond, and certain former USVD employees.
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
Dated: November 19, 2009