Form 10-K/A
period 2008-12-31
BROOKSIDE TECHNOLOGY HOLDINGS, CORP.
filed 2010-01-12
CIK 1367001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A Number 1
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For Year Ended December 31, 2008
Brookside Technology Holdings Corp.
(Exact name of registrant as specified in its charter)

Florida	0-52702	20-3634227
(State or Other Jurisdiction)	(Commission File Number)	(IRS Employer Identification No.)
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
     Yes     ☑     No     ☐
Check if there was no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and smaller “reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

Explanatory Note:
Brookside Technology Holdings Corp. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2008, which was originally filed with the Securities and Exchange Commission on March 31, 2009 (“Original Form 10-K”), to amend Item 1 “Description of Business”, Item 5 “Selected Financial Data”, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), “Risk Factors”, Item 8 “Financial Statements and Supplementary Data”, Item 8A “Controls and Procedures”, Item 9A “Disclosures and Procedures”, and Item 15 “Exhibits and Financial Statement Schedules.” Additionally, the Registrant added Note 2 regarding the restatement of the Registrant’s financial statements and revised Note 1, Note 3, Note 4 and Note 7.
As discussed in Note 1 to the Financial Statements, on November 16, 2009, Brookside Technology Holdings Corp and its Board of Directors, after consultation with Brookside Technology Holdings Corp’s independent registered public accounting firm, concluded that Brookside Technology Holdings Corp would amend its annual report on Form 10-K for the year ended December 31, 2008 and restate its financial statements and financial information for the year ended December 31, 2008. Brookside Technology Holdings Corp concluded that it should have been accounting for certain warrants as a liability under EITF 00-19, due to the cash redemption rights included in the warrant agreements. The treatment and effect to the financial statements is further discussed in Note 2. In prior 10-K filings for years ended 2007 and 2008 and related quarterly filings, the Company had incorrectly accounted for these warrants resulting in not recording the quarterly change in estimated fair value of the warrants as derivative financial instruments. Please refer to Note 2 of these financial statements for a detailed discussion of the impact on the Company’s quarterly financial information. The restatement adjustments correct for the establishment of “Derivative financial instruments at fair value” liability on the Consolidated Balance Sheets of $12,016,463 and $7,605,601 as of December 31, 2008 and 2007, respectively, the related “Finance expense on derivatives” of $4,156,069 and $12,348,466 for the years ended December 31, 2008 and 2007, respectively, an addition to Amortization expense of $1,244,830 and $414,943 for the years ended December 31, 2008 and 2007, respectively and “Gain on change in fair value of derivative financial instruments” of $5,245,207 and 10,402,865 for the years ended December 31, 2008 and 2007, respectively on the Consolidated Statements of Income.
For the convenience of the reader, this Form 10-K/A sets forth the Original Form 10-K, as amended hereby, in its entirety. However, this Form 10-K/A amends and restates only Items 1, 5, 7, 8, 8A, 9A and 15 of the Original Form 10-K, in each case solely as a result of and to reflect the adjustments discussed above and more fully in Note 2 of the accompanying financial statements, and no other information in the Original Form 10-K is amended hereby.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by Brookside Technology Holdings Corp’s principal executive officer and principal financial officer are being filed with this new Form 10-K/A as Exhibits 31.1 and 32.1.

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
Collectively, the subsidiary companies are providers of converged business communications products and services from Mitel, Inter-tel (owned by Mitel), Nortel and NEC. The Company, is the 2nd largest MITEL dealer in the United States, and is recognized by Mitel as a Platinum ELITE Partner. The Company combines technical expertise in a range of communications products, including IP-enabled platforms, wired and wireless IP and digital endpoints and leading edge communications applications to create converged voice, video and data networks that help businesses increase efficiency and optimize revenue opportunities, critical for success in today’s competitive business environment. Specializing in selling, designing, analyzing and implementing converged Voice over IP (VoIP), data and wireless business communications systems and solutions for commercial and state/government organizations of all types and sizes in the United States, the Company has offices that provide a national footprint. Headquartered in Huntington Beach, California, STN has offices in the San Francisco Bay Area, Sacramento, and San Diego. Headquartered in Austin, Texas, Brookside Technology Partners serves the Texas market. Headquartered in Louisville, Kentucky, USVD serves the Kentucky and Southern Indiana markets, operating out of offices in Louisville, Lexington and Indianapolis. Combined, new implementations represent approximately 70% of the Company’s revenues with the remaining 30% generated by Service, Support, Maintenance and other recurring revenues from our existing customer base.
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
The Company accounted for these two transactions as one event for accounting purposes. The $5,500,000 ($2,500,000 in cash and $3,000,000 of principal of Series B Stock) was considered for investment in 5,500,000 shares of Series A Stock and 250,000,000 warrants to purchase common stock. Initially the $5,500,000 was allocated based on the relative fair value of the Series A Stock and the warrants issued. The value assigned to the Series A Stock was reduced to zero as a result of a beneficial conversion feature. Upon the restatement, the full value of the warrant was set up as a liability totaling $18,008,466. The amount assigned to equity was $0. There was no beneficial conversion feature as restated.
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
Restatement of Prior Periods
On November 16, 2009, the Company concluded that it should have been accounting for certain warrants as a liability under EITF 00-19, due to the cash redemption rights included in the warrant agreements. The treatment and effect to the financial statements is further discussed in Note 2. In prior 10-K filings for years ended 2007 and 2008 and related quarterly filings, and quarterly information filed for three months ended March 31, June 30, and September 30, 2009, the Company had incorrectly accounted for these warrants resulting in not recording the quarterly change in estimated fair value of the warrants as derivative financial instruments. Please refer Note 2 of these financial statements for a detailed discussion of the impact on the Company’s quarterly financial information.
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
Products and Services
The Company, through its wholly owned subsidiary companies, is a provider of converged business communications products and services from Mitel, Inter-tel (owned by Mitel), Nortel and NEC. The Company, as the 2nd largest MITEL dealer and as a Platinum ELITE Partner, combines technical expertise in a range of communications products, including IP-enabled platforms, wired and wireless IP and digital endpoints and leading edge communications applications to create converged voice, video and data networks that help businesses increase efficiency and optimize revenue opportunities, critical for success in today’s competitive business environment. Specializing in selling, designing, analyzing and implementing converged Voice over IP (VoIP), data and wireless business communications systems and solutions for commercial and state/government organizations of all types and sizes in the United States, the Company has offices that provide a national footprint. Headquartered in Huntington Beach, California, STN has offices in the San Francisco Bay Area, Sacramento, and San Diego. Headquartered in Austin, Texas, Brookside Technology Partners serves the Texas market. Headquartered in Louisville, Kentucky, USVD serves the Kentucky and Southern Indiana markets, operating out of offices in Louisville, Lexington and Indianapolis. Combined new implementations represent approximately 70% of the

Company’s revenues with the remaining 30% generated by Service, Support, Maintenance and other recurring revenues from our existing customer base.
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

	For the Years Ended December 31,
	2008	2007
REVENUES
Installation and other services	$5,327,723	$1,369,097
Equipment sales	16,381,884	4,182,486

Total revenues	21,709,607	5,551,583
Cost of sales	11,160,248	3,174,127

GROSS PROFIT	10,549,359	2,377,456
OPERATING EXPENSES
General and administrative	8,851,632	4,305,139
Depreciation expense	132,294	69,921

Total operating expenses	8,983,926	4,375,060

OTHER INCOME (EXPENSE)
Interest expense	(2,041,393)	(621,633)
Amortization expense of loan and intangibles	(5,602,861)	(5,414,703)
Finance expense on derivatives	(4,156,069)	(12,348,466)
Gain on change in fair value of derivative
Financial instruments	5,245,207	10,402,865
Gain on extinguishment of debt	151,619	—
Other income (expenses), net	15,582	14,493

Total other income (expense)	(6,387,915)	(7,967,444)

Loss before income taxes	(4,822,482)	(9,965,048)
Provision for income taxes	(164,000)	—

Net loss	$(4,986,482)	$(9,965,048)
Preferred stock dividends	(476,023)	(139,856)

Net loss attributable to common shareholders	$(5,462,505)	$(10,104,904)
Earnings per share: Basic and diluted	$(0.052)	$(0.126)

Weighted average shares outstanding	104,802,022	80,264,658

BALANCE SHEET AND OTHER DATA

	As of December 31,
	2008	2007
Total current assets	$9,171,809	$3,526,728

Total assets	27,294,139	17,589,342

Total current liabilities	8,745,868	12,175,996

Long term debt, less current portion	17,069,598	8,210,954

Total liabilities	25,815,466	20,386,950

Total stockholders’ equity (deficit)	$1,478,673	$(2,797,608)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
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
Plan of Operation
Introduction
Our company, Brookside Technology Holdings Corp. (formerly “Cruisestock, Inc.”), was incorporated in September, 2005 under the laws of the State of Texas. On February 21, 2007, through a series of transactions (the “Share Exchange”), we acquired Brookside Technology Partners, Inc. (“Brookside Technology Partners”), which was incorporated in December 2001 under the laws of the State of Texas. Prior to the Share Exchange, we were a development stage company and had not realized any revenues from our operations. As a result of the Share Exchange, (i) Brookside Technology Partners became our wholly-owned subsidiary, (ii) the former stockholders of Brookside Technology Partners obtained, collectively, the majority ownership of the outstanding common stock of our company and (iii) we succeeded to the business of Brookside Technology Partners as our sole business. From an accounting perspective, Brookside Technology Partners was the acquirer in the Share Exchange. Because of the forgoing, management does not believe that it is informative or useful to compare Cruisestock’s results of operations with those of Brookside Technology Partners. Instead, below we discuss Brookside Technology Partners’ results of operations and financial performance. See Note 1 to our Financial Statement contained herein.
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
Additionally, on September 23, 2008, the Company, through its wholly owned subsidiary, Standard Tel Acquisitions, Inc. (“Acquisition Sub”), acquired Standard Tel Networks, LLC (“STN”), an independent distributor of high quality, turnkey converged voice and data business communications products and services with California offices in the San Francisco Bay area, Sacramento, San Diego and headquartered in Huntington Beach. The Company caused STN, its new subsidiary, to enter into an employment agreement with Michael Promotico, with an initial term of three years, pursuant to which he will serve as STN’s Chief Executive Officer. The employment agreement contain standard terms and provisions, including non competition and confidentiality provisions and provisions relating to early termination and constructive termination, and provide for an annual base salary and certain standard benefits. This employee agreement is attached as an exhibit to this prospectus.
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
The Company accounted for these two transactions as one event for accounting purposes. The $5,500,000 ($2,500,000 in cash and $3,000,000 of principal of Series B Stock) was considered for investment in 5,500,000 shares of Series A Stock and 250,000,000 warrants to purchase common stock. Initially the $5,500,000 was allocated based on the relative fair value of the Series A Stock and the warrants issued. The value assigned to the Series A Stock was reduced to zero as a result of a beneficial conversion feature. Upon the restatement, the full value of the warrant was set up as a liability totaling $18,008,466. The amount assigned to equity was $0. There was no beneficial conversion feature as restated.
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
Amortization Expense
The Company recognized $5,602,861 and $5,414,703 of amortization expense for the years ending December 31, 2008 and 2007, respectively. This represented an increase of $188,158. The amortization expense was related to the accounting treatment of the warrants issued and allocation of beneficial conversion in connection with the debt financing for the acquisition of USVD and the acquisition of STN. The amortization expense also includes amortization related to deferred financing costs and intangible assets. The decrease is due primarily to less amortization incurred with the new Chatham debt due to the three year amortization of the warrants versus the 12 month amortization of the USVD acquisition debt.
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

Finance Expense on Derivatives
Finance expense on derivatives was $4,156,069 and $12,348,466 for the years ended December 31, 2008 and 2007, respectively. The $12,348,466 in 2007 was due to the valuation of the Hilco warrants issued in connection with the USVD acquisition financing. The $4,156,069 in 2008 was due to the valuation of the Vicis warrants issued in connection with the STN acquisition financing. This expense is the amount by which the fair value of the derivative liability exceeds the proceeds received. These valuations were based on the Black-Scholes model for valuation and are further discussed in Note 2 to the financial statements.
Gain (loss) on Change in Fair Value of Derivative Financial Instruments
Gain on change in fair market value of derivative financial instruments was $5,245,207 and $10,402,865 for the years ended December 31, 2008 and 2007, respectively. This is a decrease in gain of $5,157,658. This is due to the decrease in fair market value of the warrants pursuant to valuation using the Black-Scholes Model. The fair value of the derivative liability decreased as a result of a decline in the market price of the Company’s common stock.
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
Net Loss
Net loss was $4,986,482 and $9,965,048 for the years ended December 31, 2008 and 2007, respectively. This represents a decrease in net loss of $4,978,566. This decrease is primarily due to the increased gross profit of $8,171,903. The net loss was primarily attributed to amortization expense of $5,602,861, interest expense of $2,041,393, provision for income taxes of $164,000 and stock compensation expense of $165,237 totaling $7,973,491. Additionally, the decrease in loss from operations is a result of the increase in gross margin of $8,171,903, the decrease in stock compensation expense of $749,763, the increase in amortization expense of $188,158 partially offset by the increase in general and administrative expenses of $4,546,493, the increase in interest expense of $1,419,760 and the increase in provision for income taxes of $164,000.
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
The Company completed the STN acquisition on September 23, 2008. As part of the acquisition, the Company was able to rearrange its debt and equity and obtain more favorable terms with a $7,000,000 term loan with Chatham Credit Management III, LLC (“Chatham Term Loan”), the refinance of the Series B Stock, Hilco and DD debt owned by Vicis, as well as the additional $2,500,000 cash received by Vicis for issuance of Series A Stock, and the $1,500,000 subordinated loan issued to us by Vicis. The Chatham Term Loan is for a term of 36 months. The interest rate is LIBOR plus nine percent (9%). The Company is required to pay interest only for the first six months, then interest plus principal in the amount of $83,333 per month for the remaining 30 months, with the remaining principal due on full on September 26, 2011. The Company also has a $2,000,000 line of credit with Chatham Credit Management III, LLC (this in connection with the Chatham Term Loan hereinafter referred to as the “Chatham Senior Debt”) with no outstanding balance and cash and cash equivalents of approximately $1.2 million at December 31, 2008. The Chatham line of credit has calculates monthly interest at LIBOR plus four percent (4%). The Chatham Credit Agreement contains standard representations, warranties and covenants that require the Company, on a consolidated basis, to maintain at the end of each month: (1) a fixed charge coverage ratio for the 12 months then ended of at least 1.75:1; and (2) a leverage ratio as of the last day of such fiscal month and for the 12 months then ended of not more than 3:1, in each case calculated as set forth in the Credit Agreement. Although the Company was in compliance with all of its covenants at December 31, 2008, the Company is currently not in compliance with the leverage ratio. The leverage ratio for the 12 months ended January 31, 2009 was 3.20:1.In accordance with terms of our Chatham Senior Loan credit facility, we can only borrow up to three times our trailing twelve months EBITDA, calculated monthly. So long as the Company remains in non-compliance with the leverage ratio, the Company’s ability to borrow under its line of credit with Chatham will be limited, unless such non-compliance is suspended or waived by Chatham.
There can be no assurances that we will generate sufficient availability under this arrangement to provide adequate financing to fund our business strategy. Failure to do so will have a severe adverse affect on the Company. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations, raise additional financing through public or private equity financings, or secure other sources of financing to fund operations. The Company has cash and cash equivalents of $835,525, restricted cash and cash collateral of $1,735,332 and working capital of $425,941 at December 31, 2008. The Company had net cash used in operating activities of $332,352 during the year ended December 31, 2008. The Company sustained a loss for the year ended December 31, 2008 of approximately $5.0 million, sustained losses in 2007 and 2006 and has a retained deficit of approximately $17 million. These losses were primarily due to the amortization expense related to the accounting treatment of warrants issued in connection with the debt raised to fund the USVD acquisition, and stock compensation expense related to the accounting treatment of employee stock options. Currently, the Company believes it has the ability to meet its short-term and long-term capital needs for operations and cash on hand, cash to be generated from operations and the borrowing availability on its credit lines. In reaching this conclusion, the Company has taken into account all future obligations, including the obligation to pay the sellers of USVD 50% of USVD’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) through September 2010 if its EBITDA exceeds certain targets. Additionally, in reaching such conclusion the Company has taken into consideration management’s strategy of managing costs in line with estimated total revenues for the balance of fiscal 2009 and beyond. As part of such strategy, the Company intends to implement further cost reductions if projected revenues are not fully realized, which should reduce the Company’s cash requirements. However, there can be no assurance that anticipated revenues will be realized, which should reduce the Company’s cash requirements. However, there can be no assurance that anticipated revenues will be realized, that cost reductions can be implemented, or that the Company will successfully implement its plans. Various factors, including the recent economic downturn and the risks discussed under the heading “Risk Factors” could materially impact the Company’s business operations, including its capital needs, liquidity and capital resources. The Company may need to raise additional capital or seek additional financing to support its operations and to implement its business plan, and there can be no assurances that it will be able to do so. See Risk Factors.
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
The Chatham Credit Agreement contains standard representations, warranties and covenants that require the Company, on a consolidated basis, to maintain at the end of each month: (1) a fixed charge coverage ratio for the 12 months then ended of at least 1.75:1; and (2) a leverage ratio as of the last day of such fiscal month and for the 12 months then ended of not more than 3:1, in each case calculated as set forth in the Credit Agreement. Although the Company was in compliance with all of its covenants at December 31, 2008, the Company is currently not in compliance with the leverage ratio. The leverage ratio for the 12 months ended January 31, 2009 was 3.20:1. In accordance with terms of our Chatham Senior Loan credit facility, we can only borrow up to three times our trailing twelve months EBITDA, calculated monthly. There can be no assurances that we will generate sufficient availability under this arrangement to provide adequate financing to fund our business strategy. Failure to do so will have a severe adverse affect on the Company.
We have very limited liquidity from operations.
In addition to the financing and operational concerns discussed in this filing, we incurred net losses of $4,986,482 and $9,965,048 during the years ended December 31, 2008 and 2007, respectively. Further, the Company had net cash used in operating activities of $332,352 and $1,048,494 during the years ended December 31, 2008 and 2007, respectively. Failure to improve the Company’s cash from operations could have a severe adverse affect on the Company.
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
As a result of our being a reporting public company, our expenses increase proportionately.
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
We do not manufacture any of our products. We purchase our products from third parties. The loss of one or more of our suppliers could cause a significant disruption or interruption in the supply chain and could have a material adverse effect on our business. Nortel, one of our major third party suppliers, filed for bankruptcy protection on January 14, 2009. The Company does not believe that the Nortel bankruptcy will material impact its future revenues or results from operation. As a percentage of total sales, Nortel represents the least amount of products sold. Only Brookside Technology Partners, Inc., the Company’s subsidiary in Texas, sells Nortel. Further, Nortel products remain available to the Company notwithstanding the bankruptcy. Additionally, while Brookside Technology Partners, Inc. has and will continue to support Nortel customers with Nortel products, it can transition new and future customers to Mitel and NEC products.
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
Item 8A(T). Controls and Procedures.
Disclosure Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, our disclosure controls and procedures were ineffective as of December 31, 2008 and 2007.
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
Background of Executive Officers and Directors
Michael Nole. Mr. Nole serves as Chairman of the Board and Chief Executive Officer of Brookside Technology Holdings Corp. He has over 20 years experience within the communications industry. Since 2002, he had been a private consultant to the VoIP and telecom industry and since 2005 worked as a private consultant with Brookside. During this time and since 1998, he co-founded Experience Total Communications, Inc. (ETC), a communications-consulting firm specializing and consulting directly with clients in all areas of communications including Voice, Data, and Wireless communications products and services and formed a subsidiary company, Enterprise Consulting Group, Inc., expanding the consulting services to include management consulting and business development. Prior to that, over a 12 year period, he held various executive management positions with Executone Information Systems, Inc., which later became Executone Business Solutions, Claricom, and Staples Communications, which was, in turn, acquired by NextiraOne, LLC. His responsibilities included the management of sales/marketing, installation and service, and inventory of multiple districts and regions throughout the United States.
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
George Pacinelli. Mr. Pacinelli has over 25 years of experience as an executive in the voice and data communications technology sector. Prior to joining the Company, Mr. Pacinelli initially provided consulting for, and later held a Director position with TAMCO, a Telecom-specific finance company. During that time, he assisted in taking the company from 2 national telecom dealer Partners to over 100 metropolitan, regional and national partners. In 2001, Pacinelli founded eTC, Inc., a telecommunications consulting firm based in Florida that specialized in providing consulting services to Telecom related companies seeking to increase the overall value of their business through the implementation of proven sales strategies and/or processes, as well as through the development of alliances with various providers of value added products and services. Additionally, eTC assisted its commercial business clients with the design, specification, negotiation, contracting, and implementation of various Telecommunications technologies. Prior to his formation of eTC and since 1980, Mr. Pacinelli served in senior executive positions with companies such as Executone of Miami, which later became Contel Executone, Executone Information Systems, Inc., Executone Business Solutions, Claricom, and Staples Communications, which was, in turn, acquired by NextiraOne, LLC.
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
Board Committees
The Board may appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges, although such requirements currently do not apply to us. Chris Philips serves as the chairman of the Company’s audit committee, which is comprised of all members of the board of directors. Until further determination by the Board, the full Board will undertake the duties of the compensation committee and nominating committee.
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
Based on these discoveries, we evaluated the design and operation of our disclosure controls and procedures as of December 31, 2008 and 2007 to determine whether they were effective in ensuring that we disclose the required information in a timely manner and in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and forms of the Securities and Exchange Commission. Management, including our principal financial officer, supervised and participated in the evaluation. Our principal executive officer and principal financial officer concluded based on their review that:
•	We had previously not treated the valuation of the put provision in some of our warrants properly. We concluded that it was necessary to record a liability for derivative financial instruments because of the put provisions inherent in the redemption provision included in the warrant agreements and recorded at issuance as a liability for “Derivative financial instruments at estimated fair value” on the Company’s balance sheet in accordance with the current authoritative guidance including EITF 00-19. In accordance with provisions of SFAS 133, the Company is required to adjust the carrying value of the above warrants to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income.
Our review was concluded in November 2009 after the filing of our 10-K for the 2008 fiscal year and after the filings of our 10-Q for the quarters ended March 31, 2009 and June 30, 2009, but before the filing of our 10-Q for the quarter ended September 30, 2009. As a result of our evaluation, we concluded that our year-end financial statements for 2008 and 2007 would require restatement adjustments to correct for the establishment of a “Derivative financial instruments at fair value” liability on the Consolidated Balance Sheets of $12,016,463 and $7,605,601 as of December 31, 2008 and 2007, respectively, the related “Finance expense on derivatives” of $4,156,069 and $12,348,466 for the years ended December 31, 2008 and 2007, respectively, an addition to Amortization expense of $1,244,830 and $414,943 for the years ended December 31, 2008 and 2007, respectively and “Gain on change in fair value of derivative financial instruments” of $5,245,207 and 10,402,865 for the years ended December 31, 2008 and 2007, respectively on the Consolidated Statements of Operations. Following discussions regarding the matter with our independent auditors and our audit committee, the amounts of the adjustment were deemed material based on quantitative factors. However, in order to provide the utmost transparency with respect to our financial statements we decided to restate voluntarily our financial results for the years ended December 31, 2008 and 2007.
In order to correct for this misstatement for future issuance of warrants, we have established an additional more thorough review process of the warrants and the accounting treatment of such with our third party consultant and our internal accounting staff and management. This review will carefully examine and review the language in the warrant agreement, with a clear understanding of the accounting ramifications of such language.
Based upon the corrective action taken, our restatement of our 2008 and 2007 financial results through the filing of a report on Form 10-K/A, and the fact that corrections were made to subsequent financial results prior to their public disclosure, our principal executive officer, and principal financial officer were able to conclude that our financial statements for our years ended December 31, 2008 and 2007, as included in our report on Form 10-K, as amended, fairly present in all material respects, the financial condition, results of operations and cash flows of Brookside Technology Holdings Corp.
In accordance with the internal control reporting requirements of the SEC, management completed an assessment of the adequacy of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and the SEC’s guide entitled “Sarbanes-Oxley Section 404: A Guide for Small Business. As a result of this assessment and based on the criteria in the COSO framework and SEC guidance, management has concluded that, as of December 31, 2008, our internal control over financial reporting was ineffective.
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
ITEM 10. EXECUTIVE COMPENSATION
On February 21, 2007, Ruth Shepley, our sole director, resigned as an officer of Cruisestock and appointed Michael Nole as Chief Executive Officer and Bryan McGuire as Chief Financial Officer of Cruisestock. Michael Dance was the President of Brookside Technology Partners, Inc. prior to the Share Exchange and now serves as Senior Account Executive of Brookside Technology Partners Inc. Further, on February 21, 2007, Ms. Shepley, acting in her capacity as the sole director on the board of directors, increased the size of Cruisestock’s board to two and appointed Michael Nole to fill the vacancy. Ms. Shepley has since resigned from the Board of Directors. Mr. McGuire was appointed to fill this vacancy on the board as a director effective February 21, 2007. Additionally, on October 22, 2008, Chris Phillips was appointed to the Company’s board of directors as a director, increasing the Company’s board to three.

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

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
				Other		Securities		All Other
				Annual		Underlying	LTIP	Compen-
				Compen-	Restricted Stock	Options/	Pay-	sation
Name and Principal Position	Year	Salary ($)	Bonus (4)	Sation ($)	Award(s)	SARs	outs	($)
Michael Nole — CEO	2008	180	29	-0-	-0-	-0-	-0-	-0-
	2007	145	-0-	-0-	-0-	-0-	-0-	-0-
	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A
George Pacinelli — President	2008	140	-0-	-0-	-0-	-0-	-0-	-0-
	2007	87	-0-	-0-	-0-	-0-	-0-	-0-
	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Mike Fischer CEO — US Voice	2008	105	-0-	-0-	-0-	-0-	-0-	-0-
& Data, LLC	2007	28	-0-	-0-	-0-	-0-	-0-	-0-
	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Scott Diamond	2008	145	-0-	-0-	-0-	-0-	-0-	-0-
COO — US Voice &Data, LLC	2007	39	-0-	-0-	-0-	-0-	-0-	-0-
	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Michael Promotico	2008	65	-0-	-0-	-0-	-0-	-0-	-0-
President — Standard Tel Networks, LLC	2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Bryan McGuire — CFO	2008	100	-0-	-0-	-0-	-0-	-0-	-0-
	2007	81	-0-	-0-	-0-	-0-	-0-	-0-
	2006	N/A	-0-	-0-	-0-	-0-	-0-	-0-
Amounts represented above are in thousands of dollars (000’s).
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

Exhibit
Number	Description

2.1	Articles of Incorporation (1)

2.2	Amendment to Articles of Incorporation dated September 14, 2007 (2)

2.3	Amendment to Articles of Incorporation dated July 3, 2008

2.4	Amendment to Articles of Incorporation dated August 4, 2008 (3)

2.5	By-laws (5)

10.1	Dynamic Decisions Note (2)

10.2	Dynamic Decisions Purchase Agreement (2)

10.3	Vicis Capital Master Fund Securities Purchase Agreement (2)

10.4	Vicis Capital Master Fund Registration Rights Agreement (2)

10.5	Hilco Credit Agreement (2)

10.6	US Voice & Data, LLC Membership Purchase Agreement (2)

Exhibit
Number	Description
10.7	Michael P. Fischer Employment Agreement (2)

10.8	M. Scott Diamond Employment Agreement (2)

10.9	STN Stock Membership Purchase Agreement (4)

10.10	Michael Promotico Employment Agreement (4)

10.11	Chatham Credit Facility (4)

10.12	Chatham Term Note Dated September 23, 2008 (4)

10.13	Chatham Revolving Note Dated September 23, 2008 (4)

10.14	Chatham Warrant Purchase and Registration Rights Agreement (4)

10.15	Vicis Securities Purchase and Loan Conversion Agreement (4)

10.16	Vicis Subordinated Note Dated September 23, 2008 (4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from Brookside Technology Holdings Corp’s Form S-1/A filed with the Securities and Exchange Commission on February 2, 2008.

(2)	Incorporated by reference from Brookside Technology Holdings Corp’s Form 10-QSB filed with the Securities and Exchange Commission on November 19, 2007.

(3)	Incorporated by reference from Brookside Technology Holdings Corp’s Form 8-K filed with the Securities and Exchange Commission on August 8, 2008.

(4)	Incorporated by reference from Brookside Technology Holdings Corp’s Form 8-K filed with the Securities and Exchange Commission on September 29, 2008.

(5)	Incorporated by reference from Brookside Technology Holdings Corp’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.
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

Brookside Technology Holdings Corp. Brookside Technology Holdings Corp.
Dated: January 12, 2010	By:	/s/ Michael W. Nole
		Name:	Michael W. Nole
		Title:	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

Dated: January 12, 2010	By:	/s/ Bryan G. McGuire
		Name:	Bryan G. McGuire
		Title:	Chief Financial Officer (Principal Financial Officer)

Brookside Technology Holdings Corp.
Consolidated Financial Statements

The Board of Directors and Shareholders of
Brookside Technology Holdings Corp.
We have audited the accompanying consolidated balance sheets of Brookside Technology Holdings Corp. (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brookside Technology Holdings Corp. as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the consolidated financial statements, the Company restated certain amounts previously reported as of and for the years ended December 31, 2008 and 2007.
As discussed in Note 21 to the consolidated financial statements, the Company is currently not in compliance with their leverage ratio with the Company’s Chatham Senior Loan credit facility. The Company can only borrow up to three times its trailing twelve months EBITDA, calculated monthly, based on the loan agreement. The Company’s management is under discussions with Chatham, and believes that it will again be in compliance with this covenant by April 30, 2009. Pursuant to the Chatham Loan Agreement, Chatham may place the Company in default if the Company is not in compliance with its covenants. Although the Company is not in compliance with their leverage ratio, Chatham has not formally issued a letter of default.
As discussed in Note 11 to the consolidated financial statements, on February 21, 2007, the Company entered into an Exchange transaction. As discussed in Note 16 to the consolidated financial statements, on September 14, 2007, the Company acquired all of the membership interests in U.S. Voice and Data, LLC. As discussed in Note 17 to the consolidated financial statements, on September 23, 2008, the Company acquired all of the membership interests in Standard Tel Networks, LLC.
PMB Helin Donovan, LLP
March 27, 2009 (January 11, 2010 as to Note 2 and the effects of the restatement)
Austin, Texas

BROOKSIDE TECHNOLOGY HOLDINGS CORP
CONSOLIDATED BALANCE SHEETS
As of December 31, 2008 and 2007

	December 31,
	2008	2007
	(Restated)	(Restated)
ASSETS
Current assets
Cash and cash equivalents	$835,525	$187,846
Restricted cash	368,666	—
Cash collateral account	1,366,666	—
Accounts receivable, net	4,225,692	2,113,675
Inventory	1,652,300	849,176
Deferred contract costs	107,382	89,922
Deferred finance charges, net of amortization	536,085	245,155
Prepaid expenses	79,493	40,954

Total current assets	9,171,809	3,526,728
Property and equipment
Office equipment	615,721	330,022
Furniture, fixtures and leasehold improvements	155,151	137,745

	770,872	467,767
Less: accumulated depreciation	(326,383)	(194,089)

Property and equipment, net	444,489	273,678

Goodwill	16,918,396	13,236,369
Intangible assets, net	731,710	510,868
Deposits and other assets	27,735	41,699

TOTAL ASSETS	$27,294,139	$17,589,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Accounts payable and accrued expenses	$2,211,611	$981,766
Billings in excess of revenues	2,620,857	1,776,271
Payroll liabilities	851,833	371,470
Current portion of long term debt	2,669,177	8,207,900
Income taxes payable	164,000	—
Other current liabilities	228,390	838,589

Total current liabilities	8,745,868	12,175,996
Long term debt, less current portion	5,053,135	605,353
Derivative financial instruments at fair value	12,016,463	7,605,601

Total liabilities	25,815,466	20,386,950

Stockholders’ equity (deficit)
Series A convertible preferred stock, 15,000,000 authorized, 12,216,716 and 2,175,322 issued and outstanding at December 31, 2008 and 2007, respectively, at 8% dividend yield. Liquidation preference of $12,832,595 and $2,315,178 at December 31, 2008 and 2007, respectively.	6,812,914	1,699,000
Common stock, $.01 par value, 1,000,000,000 shares authorized, 140,228,340 shares issued and outstanding at December 31, 2008 and 87,900,000 shares issued and outstanding at December 31, 2007, respectively	140,229	87,900
Additional paid in capital	11,885,674	7,313,131
Accumulated deficit	(17,360,144)	(11,897,639)

Total stockholders’ equity (deficit)	1,478,673	(2,797,608)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,294,139	$17,589,342

See accompanying notes and independent auditors’ report.

BROOKSIDE TECHNOLOGY HOLDINGS CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008 and 2007

	For the Years Ended December 31,
	2008	2007
	(Restated)	(Restated)
REVENUES
Installation and other services	$5,327,723	$1,369,097
Equipment sales	16,381,884	4,182,486

Total revenues	21,709,607	5,551,583

COST OF SALES	11,160,248	3,174,127

GROSS PROFIT	10,549,359	2,377,456

OPERATING EXPENSES
General and administrative	8,851,632	4,305,139
Depreciation expense	132,294	69,921

Total operating expenses	8,983,926	4,375,060

OTHER INCOME (EXPENSE)
Interest expense	(2,041,393)	(621,633)
Amortization expense of loan discount and intangibles	(5,602,861)	(5,414,703)
Finance expense on derivatives	(4,156,069)	(12,348,466)
Gain on change in fair value of derivative financial instruments	5,245,207	10,402,865
Gain on extinguishment of debt	151,619	—
Other income, net	15,582	14,493

Total other expense	(6,387,915)	(7,967,444)

LOSS BEFORE INCOME TAXES	(4,822,482)	(9,965,048)
Provision for income taxes	(164,000)	—

NET LOSS	$(4,986,482)	$(9,965,048)

Preferred Stock Dividends	(476,023)	(139,856)

Net loss attributable to common shareholders	$(5,462,505)	$(10,104,904)

Loss per share- basic and fully diluted	$(0.052)	$(0.126)

Weighted average shares outstanding	104,802,022	80,264,658

See accompanying notes and independent auditors’ report.

BROOKSIDE TECHNOLOGY HOLDINGS CORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2008 and 2007
(Restated)

	Common Stock		Series A Preferred Stock
					Additional	Retained
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	Total

Balance at December 31, 2006	63,000,000	$63,000	—	$—	$337,927	$(1,246,927)	$(846,000)
Issuance of Series A preferred Stock for cash	—	—	1,656,990	1,656,990	—	—	1,656,990
Issuance of Series A preferred stock for services	—	—	250,000	250,000	—	—	250,000
Issuance of Series A preferred stock for for conversion of note payable	—	—	268,332	235,000	—	—	235,000
Fees paid for issuance of Series A preferred stock	—	—	—	(336,269)	—	—	(336,269)
Legal fees paid for issuance of Series A preferred stock	—	—	—	(40,383)	—	—	(40,383)
Issuance of warrants to Series A preferred stock investors	—	—	—	(178,344)	178,344	—	—
Intrinsic value of conversion option on Series A preferred stock investors	—	—	—	(2,157)	—	2,157	—
Accretion of Series A preferred stock dividends	—	—	—	139,856	—	(139,856)	—
Amount classified as registration rights obligation	—	—	—	(25,693)	25,693	—	—
Purchase and cancellation of 20,000,000 shares of Cruisestock common	—	—	—	—	—	(127,930)	(127,930)
Acquisition of Cruisestock Common	28,000,000	28,000	—	—	(24,000)	(4,000)	—
Brookside shares cancelled per Cruisestock acquisition agreement	(10,500,000)	(10,500)	—	—	10,500	—	—
Fees related to Cruisestock acquisition	—	—	—	—	—	(416,035)	(416,035)
Stock compensation expense	—	—	—	—	915,000	—	915,000
Acquisition of US Voice & Data LLC	7,000,000	7,000	—	—	2,338,000	—	2,345,000
Value of warrants issued in connection with the acquisition of US Voice & Data LLC	—	—	—	—	3,472,067	—	3,472,067
Conversion of note payable to MAJ Ventures, LTD to common stock	400,000	400	—	—	59,600	—	60,000
Net loss						(9,965,048)	(9,965,048)

Balance at December 31, 2007 (Restated)	87,900,000	$87,900	2,175,322	$1,699,000	$7,313,131	$(11,897,639)	$(2,797,608)

Accretion of Series A preferred stock dividends	—	—	—	476,023	—	(476,023)	—
Conversion of Series A preferred stock to common stock	11,484,939	11,485	(484,990)	(388,493)	377,008	—	—
Stock compensation expense	—	—	—	—	165,237	—	165,237
Acquisition of Standard Tel Networks, LLC	40,843,401	40,844	—	—	1,128,910	—	1,169,754
Value of warrants issued in connection with the Chatham senior note	—	—	—	—	2,901,388	—	2,901,388
Refinancing of Hilco debt, Dynamic Decisions debt, to Series A preferred stock	—	—	5,026,384	5,026,384	—	—	5,026,384
Refinancing of Series B preferred stock to Series A preferred stock — intrinsic value of beneficial conversion feature and relative fair value of warrants	—	—	5,500,000	—	—	—	—
Net loss	—	—	—	—	—	(4,986,482)	(4,986,482)
Balance at December 31, 2008 (Restated)	140,228,340	$140,229	12,216,716	$6,812,914	$11,885,674	$(17,360,144)	$1,478,673

See accompanying notes and independent auditors’ report.

BROOKSIDE TECHNOLOGY HOLDINGS CORP
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007

	2008	2007
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,986,482)	$(9,965,048)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	132,294	69,921
Amortization of loan discounts and intangibles	5,602,861	5,414,703
Non-cash interest expense	686,189	—
Gain on change in fair value of derivative financial instruments	(1,089,138)	1,945,601
Gain on debt extinguishment	(151,619)	—
Bad debt expense	—	30,465
Stock based compensation	165,237	915,000
(Increase) decrease in:
Accounts receivable	(935,625)	264,788
Inventory	99,653	1,055,293
Deferred contract costs	(17,460)	(79,039)
Prepaid expenses	4,053	(10,638)
Deposits and other assets	13,964	(2,428)
Increase (decrease) in:
Accounts payable and accrued expenses	485,032	140,347
Accrued payroll liabilities	437,840	277,131
Billings in excess of revenues	(997,993)	(1,224,156)
Income taxes payable	164,000	—
Other current liabilities	54,842	119,566

	4,654,130	8,916,554

NET CASH USED IN OPERATING ACTIVITIES	(332,352)	(1,048,494)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(180,428)	(76,941)
Cash used for restricted cash	(368,666)	—
Cash used for cash collateral	(1,366,667)	—
Acquisition of US Voice & Data, LLC (“USVD”), net of $855,791 in cash received	(227,091)	(9,094,289)
Acquisition of Standard Tel Networks, LLC (“STN”), net of $522,319 in cash received	(2,719,558)	—

NET CASH USED IN INVESTING ACTIVITIES	(4,862,410)	(9,171,230)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long term debt	14,097,455	10,424,576
Cash paid for fees in connection with USVD acquisition financing	—	(463,000)
Proceeds from Series B preferred stock financing classified as long-term debt, net of issuance costs of $250,000	—	2,750,000
Deferred finance charges	(588,984)	(349,538)
Proceeds from issuance of Series A preferred stock, net of issuance costs of $376,653	—	1,280,337
Proceeds from issuance of Series A preferred stock, in connection with the STN acquisition	2,500,000	—
Cash paid for fees in connection with the Exchange Transaction	—	(293,963)
Repayment of long term debt	(10,166,030)	(2,976,508)

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,842,441	10,371,904

NET INCREASE IN CASH	647,679	152,180
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	187,846	35,666

CASH AND CASH EQUIVALENTS AT END OF YEAR	$835,525	$187,846

SUPPLEMENTAL DISCLOSURE
Income taxes paid	$63,559	$—

Interest paid	$899,840	$265,213

Non-cash financing and investing activities
Exchange Transaction fee to Venture Fund II for consulting fees, paid in preferred stock	$—	$250,000

Accretion of preferred stock dividend	$476,023	139,856

Payment of notes payable paid in preferred stock	$—	$235,000

Note Payable issued in USVD acquisition, net of origination discount	$—	$2,747,934

Value of common stock issued in USVD acquisition	$—	$2,345,000

Accrued interest added to note payable balance	$—	$46,556

Conversion of note for 400,000 shares of common stock	$—	$60,000

Beneficial conversion feature assigned to convertible debt	$—	$695,006

Warrant value assigned with Hilco debt	$—	$18,008,466

Warrant value assigned and beneficial conversion feature assigned from USVD acquisition debt	$—	$3,472,067

Warrant value assigned with Series A preferred stock	$—	$178,344

Value of common stock issued in STN acquisition	$1,169,755	$—

Warrant value assigned from Chatham financing	$2,901,388	$—

Beneficial conversion feature assigned to Series A preferred stock	$—	$2,157

Registration rights obligation assigned to Series A preferred stock	$—	$25,693

Warrant value and beneficial conversion feature assigned from Vicis Series A preferred issuance	$9,656,069	$—

Conversion of debt to Series A preferred stock	$5,026,384	$—

Conversion of Series A preferred stock to common stock	$388,493	$—

Registration rights obligation assigned to Series A preferred stock	$—	$25,693

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
Collectively, the subsidiary companies are providers of converged business communications products and services from Mitel, Inter-tel (owned by Mitel), Nortel and NEC. The Company, as the 2nd largest MITEL dealer recognized as a Platinum ELITE Partner, combines technical expertise in a range of communications products, including IP-enabled platforms, wired and wireless IP and digital endpoints and leading edge communications applications to create converged voice, video and data networks that help businesses increase efficiency and optimize revenue opportunities, critical for success in today’s competitive business environment. Specializing in selling, designing, analyzing and implementing converged Voice over IP (VoIP), data and wireless business communications systems and solutions for commercial and state/government organizations of all types and sizes in the United States the Company has offices that provides a national footprint. Headquartered in Huntington Beach, California, STN has offices in the San Francisco Bay Area, Sacramento, and San Diego. Headquartered in Austin, Texas, Brookside Technology Partners serves the Texas market. Headquartered in Louisville, Kentucky, USVD serves the Kentucky and Southern Indiana markets, operating out of offices in Louisville, Lexington and Indianapolis. Combined, new implementations represent approximately 70% of the Company’s revenues with the remaining 30% generated by Service, Support, Maintenance and other recurring revenues from our existing customer base.
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
Restatement of Prior Periods
On November 16, 2009, the Company concluded that it should have been accounting for certain warrants as a liability under EITF 00-19, due to the cash redemption rights included in the warrant agreements. The treatment and effect to the financial statements is further discussed in Note 2. In prior 10-K filings for years ended 2007 and 2008

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 1 — Nature of Business (continued)
and related quarterly filings, the Company had incorrectly accounted for these warrants resulting in not recording the quarterly change in estimated fair value of the warrants as derivative financial instruments. Please refer to Note 2 of these financial statements for a detailed discussion of the impact on the Company’s quarterly financial information.
Note 2 — Restatement of Prior Periods
The Company has restated its financial statements from the amounts previously reported by filing this amended Annual Report on Form 10-K. The restatement adjustments correct for the establishment of a “Derivative financial instruments at fair value” liability on the Consolidated Balance Sheets of $12,016,463 and $7,605,601 as of December 31, 2008 and 2007, respectively, the related “Finance expense on derivatives” of $4,156,069 and $12,348,466 for the years ended December 31, 2008 and 2007, respectively, an addition to Amortization expense of $1,244,830 and $414,943 for the years ended December 31, 2008 and 2007, respectively and “Gain on change in fair value of derivative financial instruments” of $5,245,207 and 10,402,865 for the years ended December 31, 2008 and 2007, respectively on the Consolidated Statements of Operations. Following is a summary of the restatement adjustments:

2008 Summary Balance Sheet	As Reported		Adjustments	As Restated

Current assets	$9,171,809		—	$9,171,809
Property and equipment, net	444,489		—	444,489
Goodwill	16,918,396		—	16,918,396
Intangible assets, net	731,710		—	731,710
Deposits and other assets	27,735		—	27,735

Total assets	$27,294,139		—	$27,294,139

Current liabilities:
Accounts payable and accrued expenses	$2,211,611		—	$2,211,611
Billings in excess of revenues	2,620,857		—	2,620,857
Payroll liabilities	851,833		—	851,833
Current portion of long term debt	2,669,177		—	2,669,177
Income taxes payable	164,000		—	164,000
Other current liabilities	228,390		—	228,390

Total current liabilities	8,745,868		—	8,745,868
Long-term debt, less current portion	5,053,135		—	5,053,135
Derivative financial instruments at
Fair value	—		12,016,463	12,016,463

Total Liabilities	13,799,003	(1)	12,016,463	25,815,466
Stockholders’ equity:
Series A convertible preferred stock	8,796,521	(2)	(1,983,607)	6,812,914
Common stock	140,229		—	140,229
Additional paid-in capital	21,385,901	(3)	(9,500,227)	11,885,674
Accumulated deficit	(16,827,515	)(4)	(532,629)	(17,360,144)

Total stockholders’ equity	13,495,136		(11,860,771)	1,478,673

Total liabilities and stockholders’ equity	$27,294,139		—	$27,294,139

(1)	— Fair value of derivative financial instruments at December 31, 2008 based on Black-Scholes model valuation.

(2)	— Amount of beneficial conversion feature eliminated as debt was reduced to zero as fair value of derivatives was recorded as a liability.

(3)	— Represents the initial entries to record the fair value of derivatives at issuance date.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 2 — Restatement of Prior Periods (Continued)

(4)	— Represents the total of amortization of additional discount on debt, finance expense on derivatives, reversal of beneficial conversion feature and gain on change in fair value of derivatives since issuance of warrants.

2008 Summary Consolidated Statement of
Operations:	As Reported		Adjustments	As Restated

Installation and other services	$5,327,723		—	$5,327,723
Equipment sales	16,381,884		—	16,381,884

Total revenues	21,709,607		—	21,709,607
Cost of sales	11,160,248		—	11,160,248

Gross Profit	10,549,359		—	10,549,359
Operating Expenses:			—
General and administrative	8,851,632			8,851,632
Depreciation	132,294			132,294

Total operating expenses	8,983,926		—	8,983,926

Other Income (Expense):			—
Interest expense	(2,041,393)		—	(2,041,393)
Amortization expense of loan discount and intangibles	(4,358,031	)(A)	(1,244,830)	(5,602,861)
Finance expense on derivatives	—	(B)	(4,156,069)	(4,156,069)
Gain on change in fair value of derivative Financial instruments	—	(C)	5,245,207	5,245,207
Gain on extinguishment of debt	151,619		—	151,619
Other income, net	15,582		—	15,582

Total other expenses	(6,232,223)		(155,692)	(6,387,915)

Loss Before Income Taxes	(4,666,790)		(155,692)	(4,822,482)
Provision for Income Taxes	(164,000)		—	(164,000)

Net Loss	$(4,830,790)		$(155.692)	$(4,986,482)

Preferred Stock Dividends	(2,459,630	)(D)	1,983,607	(476,023)

Net loss attributable to common Shareholders	$(7,290,420)		$1,827,915	$(5,462,505)

Loss per share-basic and fully diluted	$(0.070)		$0.018	$(0.052)

Weighted average shares outstanding	104,802,022			104,802,022

(A)	— Additional discount on debt being amortized.

(B)	— Financing expense recognized for warrants at fair value in excess of face amount of debt.

(C)	— Change in fair value of derivatives.

(D)	— Amount of beneficial conversion feature eliminated as debt was reduced to zero as fair value of derivative was recorded as a liability.

Summary Statement of Cash Flows for the
Year Ended December 31, 2008:	As Reported	Adjustments	As Restated

Net Cash Used in Operating Activities	$(332,352)	—	$(332,352)
Net Cash Used in Investing Activities	(4,862,410)	—	(4,862,410)
Net Cash Provided by Financing Activities	5,842,441	—	5,842,441

Increase in cash	647,679	—	647,679
Cash at Beginning of Period	187,846	—	187,846

Cash at End of Period	$835,525	—	$835,525

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 2 — Restatement of Prior Periods (Continued)

2007 Summary Balance Sheet	As Reported		Adjustments	As Restated

Current assets	$3,526,728		—	$3,526,728
Property and equipment, net	273,678		—	273,678
Goodwill	13,236,369		—	13,236,369
Intangible assets, net	510,868		—	510,868
Deposits and other assets	41,699		—	41,699

Total assets	$17,589,342		—	$17,589,342

Current liabilities:
Accounts payable and accrued expenses	$981,766		—	$981,766
Billings in excess of revenues	1,776,271		—	1,776,271
Payroll liabilities	371,470		—	371,470
Current portion of long term debt	8,207,900		—	8,207,900
Other current liabilities	838,589		—	838,589

Total current liabilities	12,175,996		—	12,175,996
Long-term debt, less current portion	1,850,183	(1)	(1,244,830)	605,353
Derivative financial instruments at Fair value	—	(2)	7,605,601	7,605,601

Total Liabilities	14,026,179		6,360,771	20,386,950
Stockholders’ equity (deficit):
Series A convertible preferred stock	1,699,000		—	1,699,000
Common stock	87,900		—	87,900
Additional paid-in capital	11,313,358	(3)	(4,000,227)	7,313,131
Accumulated deficit	(9,537,095	)(4)	(2,360,544)	(11,897,639)

Total stockholders’ equity (deficit)	3,563,163		(6,360,771)	(2,797,608)

Total liabilities and stockholders’ Equity (deficit)	$17,589,342		—	$17,589,342

(1)	— Additional discount on debt being amortized since issuance date.

(2)	— Fair value of derivative financial instruments at December 31, 2007 based on Black-Scholes model valuation.

(3)	— Represents the initial entries to record the fair value of derivatives at issuance date.

(4)	— Represents the total of amortization of additional discount on debt, finance expense on derivatives, reversal of beneficial conversion feature and gain on change in fair value of derivatives since issuance of warrants.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 2 — Restatement of Prior Periods (Continued)

2007 Summary Consolidated Statement of Operations:	As Reported		Adjustments	As Restated

Installation and other services	$1,369,097		—	$1,369,097
Equipment sales	4,182,486		—	4,182,486

Total revenues	5,551,583		—	5,551,583
Cost of sales	3,174,127		—	3,174,127

Gross Profit	2,377,456		—	2,377,456
Operating Expenses:			—
General and administrative	4,305,139			4,305,139
Depreciation	69,921			69,921

Total operating expenses	4,375,060		—	4,375,060

Other Income (Expense):			—
Interest expense	(621,633)		—	(621,633)
Amortization expense of loan discount and intangibles	(4,999,760	)(A)	(414,943)	(5,414,703)
Finance expense on derivatives	—	(B)	(12,348,466)	(12,348,466)
Gain on change in fair value of derivative Financial instruments	—	(C)	10,402,865	10,402,865
Other income, net	14,493		—	14,493

Total other expenses	(5,606,900)		(2,360,544)	(7,967,444)

Loss Before Income Taxes	(7,604,504)		(2,360,544)	(9,965,048)
Provision for Income Taxes	—		—	—

Net Loss	$(7,604,504)		$(2,360,544)	$(9,965,048)

Preferred Stock Dividends	(139,856)		—	(139,856)

Net loss attributable to common Shareholders	$(7,744,360)		$(2,360,544)	$(10,104,904)

Loss per share-basic and fully diluted	$(0.096)		$(0.003)	$(0.126)

Weighted average shares outstanding	80,264,658			80,264,658

(A)	— Additional discount on debt being amortized.

(B)	— Financing expense recognized for warrants at fair value in excess of face amount of debt.

(C)	— Change in fair value of derivatives.

Summary Statement of Cash Flows for the Year Ended December 31, 2007:	As Reported	Adjustments	As Restated

Net Cash Used in Operating Activities	$(1,048,494)	—	$(1,048,494)
Net Cash Used in Investing Activities	(9,171,230)	—	(9,171,230)
Net Cash Provided by Financing Activities	10,371,904	—	10,371,904

Increase in cash	152,180	—	152,180
Cash at Beginning of Period	35,666	—	35,666

Cash at End of Period	$187,846	—	$187,846

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 2 — Restatement of Prior Periods (Continued)
The Company issued the following warrants in conjunction with various financing related activities:

		2008 Vicis
	Hilco	Financing
Financing	$6,000,000	$5,500,000

Total number of warrants	61,273,872	250,000,000
Exercise Price	$0.137	$0.03
Term of warrants (years)	5	5
Debt issuance costs	$1,659,773	$—
Face value of debt/equity	$4,340,227	$5,500,000
Fair value of derivative at Inception	$18,008,466	$9,656,069
Financing expense recorded	$12,348,466	$4,156,069
The above amounts have been classified as derivative financial instruments because of the put provisions inherent in the redemption provision included in the warrant agreements and recorded at issuance as a liability for “Derivative financial instruments at estimated fair value” on the Company’s balance sheet in accordance with the current authoritative guidance including EITF 00-19. In accordance with provisions of SFAS 133, the Company is required to adjust the carrying value of the above warrants to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. In valuing the above warrants, the Company used the Black-Scholes model. Changes in warrant liabilities for 2007 and 2008 were as follows:

	2007
	3/31/07	6/30/07	9/30/07	12/31/07
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Derivative financial instrument at opening balance sheet date	$—	$—	$—	$19,789,148
Fair value of new derivative during the period	—	—	18,008,466	—
Change in estimated fair market value of derivative financial instrument	—	—	1,780,682	(12,183,547)

Derivative financial instrument at closing balance sheet date	$—	$—	$19,789,148	$7,605,601

	2008
	3/31/08	6/30/08	9/30/08	12/31/08
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Derivative financial instrument at opening balance sheet date	$7,605,601	$3,448,910	$1,385,780	$11,967,175
Fair value of new derivative during the period	—	—	9,656,069	—
Change in estimated fair market value of derivative financial instrument	(4,156,691)	(2,063,130)	925,326	49,288

Derivative financial instrument at closing balance sheet date	$3,448,910	$1,385,780	$11,967,175	$12,016,463

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 2 — Restatement of Prior Periods (Continued)
Effects of recording the above discussed derivatives at fair value on the applicable previously issued unaudited quarterly financial statements for 2007 and 2008 are as follows:
Period ended September 30, 2007:

	As Reported	Adjustments	As Restated
Balance Sheet as of September 30, 2007	(Unaudited)	(Unaudited)	(Unaudited)

Total current assets	$3,855,714	—	$3,855,714
Total other assets	14,477,425	—	14,477,425

Total Assets	$18,333,139	—	$18,333,139

Total current liabilities	$6,242,721	—	$6,242,721
Long-term debt	2,549,027	(1,659,773)	889,254
Derivative financial instruments at Fair value	—	19,789,148	19,789,148

Total Liabilities	8,791,748	18,129,375	26,921,123

Total stockholders’ equity (deficit)	9,541,391	(18,129,375)	(8,587,984)
Total Liabilities and Stockholders’ Equity (Deficit)	$18,333,139	—	$18,333,139

Summary Consolidated Statement of Operations	As Reported	Adjustments	As Restated
for the Three Months Ended September 30, 2007:	(Unaudited)	(Unaudited)	(Unaudited)

Total revenues	$927,036	—	$927,036
Total cost of goods sold	555,217	—	555,217

Gross profit	371,819	—	371,819
Total operating expenses	856,871	—	856,871
Total other expenses	(954,724)	(14,129,148)	(15,083,872)
Net income (loss)	(1,439,776)	(14,129,148)	(15,568,924)

Preferred stock dividends	(43,506)	—	(43,506)

Net income (loss) attributable to common Shareholders	$(1,483,282)	(14,129,148)	(15,612,430)
Net income (loss) per share-basic	$(0.018)	(0.172)	$(0.19)

Weighted average shares outstanding-basic	81,327,632	—	81,327,632

Summary Statement of Cash Flows for the Period	As Reported	Adjustments	As Restated
Ended September 30, 2007:	(Unaudited)	(Unaudited)	(Unaudited)

Net Cash Used in Operating Activities	$(1,036,693)	—	$(1,036,693)
Net Cash Used in Investing Activities	(9,109,531)	—	(9,109,531)
Net Cash Provided by Financing Activities	10,244,243	—	10,244,243

Increase in cash	98,019	—	98,019
Cash at Beginning of Period	35,666	—	35,666

Cash at End of Period	$133,685	—	$133,685

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 2 — Restatement of Prior Periods (Continued)
Period ended March 31, 2008:

	As Reported	Adjustments	As Restated
Balance Sheet as of March 31, 2008	(Unaudited)	(Unaudited)	(Unaudited)

Total current assets	$3,732,204	—	$3,732,204
Total other assets	13,944,625	—	13,944,625

Total Assets	$17,676,829	—	$17,676,829

Total current liabilities	$14,075,792	—	$14,075,792
Long-term debt	1,835,962	(829,887)	1,006,075
Derivative financial instruments at Fair value	—	3,448,910	3,448,910

Total Liabilities	15,911,754	2,619,023	18,530,777

Total stockholders’ equity (deficit)	1,765,075	(2,619,023)	(853,948)
Total Liabilities and Stockholders’ Equity (Deficit)	$17,676,829	—	$17,676,829

Summary Consolidated Statement of Operations	As Reported	Adjustments	As Restated
for the Three Months Ended March 31, 2008:	(Unaudited)	(Unaudited)	(Unaudited)

Total revenues	$4,208,066	—	$4,208,066
Total cost of goods sold	2,229,881	—	2,229,881

Gross profit	1,978,185	—	1,978,185
Total operating expenses	1,781,958	—	1,781,958
Total other expenses	(1,994,314)	3,741,748	1,747,343
Net income (loss)	(1,798,087)	3,741,748	1,943,661

Preferred stock dividends	(43,506)	—	(43,506)

Net income (loss) attributable to common Shareholders	$(1,841,593)	3,741,748	1,900,155
Net income (loss) per share-basic	$(0.020)	0.042	$0.022

Weighted average shares outstanding-basic	87,900,000	—	87,900,000

Net income (loss) per share-fully diluted	$(0.020)	0.021	$0.001

Weighted average shares outstanding-fully diluted	87,900,000	1,221,671,600	1,309,571,600

Summary Statement of Cash Flows for the Period	As Reported	Adjustments	As Restated
Ended March 31, 2008:	(Unaudited)	(Unaudited)	(Unaudited)

Net Cash Used in Operating Activities	$(268,106)	—	$(268,106)
Net Cash Used in Investing Activities	(83,911)	—	(83,911)
Net Cash Provided by Financing Activities	253,164	—	253,164

Decrease in cash	(98,853)	—	(98,853)
Cash at Beginning of Period	187,846	—	187,846

Cash at End of Period	$88,993	—	$88,993

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 2 — Restatement of Prior Periods (Continued)
Period ended June 30, 2008:

	As Reported	Adjustments	As Restated
Balance Sheet as of June 30, 2008	(Unaudited)	(Unaudited)	(Unaudited)

Total current assets	$4,420,853	—	$4,420,853
Total other assets	13,818,289	—	13,818,289

Total Assets	$18,239,142	—	$18,239,142

Total current liabilities	$17,199,245	—	$17,199,245
Long-term debt	1,044,607	(414,944)	629,663
Derivative financial instruments at Fair value	—	1,385,780	1,385,780

Total Liabilities	18,243,852	970,836	19,214,688

Total stockholders’ equity (deficit)	(4,710)	(970,836)	(975,546)

Total Liabilities and Stockholders’ Equity (Deficit)	$18,239,142	—	$18,239,142

Summary Consolidated Statement of Operations	As Reported	Adjustments	As Restated
for the Three Months Ended June 30, 2008:	(Unaudited)	(Unaudited)	(Unaudited)

Total revenues	$4,533,447	—	$4,533,447
Total cost of goods sold	2,250,924	—	2,250,924

Gross profit	2,282,523	—	2,282,523
Total operating expenses	2,145,837	—	2,145,837
Total other expenses	(2,011,922)	1,648,187	(363,735)

Net income (loss)	(1,875,236)	1,648,187	(227,049)

Preferred stock dividends	(40,430)	—	(40,430)

Net income (loss) attributable to common Shareholders	$(1,915,666)	1,648,187	(267,479)
Net income (loss) per share-basic	$(0.021)	0.018	$(0.003)

Weighted average shares outstanding-basic	90,714,185	—	90,714,185

Summary Statement of Cash Flows for the Period	As Reported	Adjustments	As Restated
Ended June 30, 2008:	(Unaudited)	(Unaudited)	(Unaudited)

Net Cash Used in Operating Activities	$(454,317)	—	$(454,317)
Net Cash Used in Investing Activities	(148,912)	—	(148,912)
Net Cash Provided by Financing Activities	649,202	—	649,202

Increase in cash	45,973	—	45,973
Cash at Beginning of Period	187,846	—	187,846

Cash at End of Period	$233,819	—	$233,819

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 2 — Restatement of Prior Periods (Continued)
Period ended September 30, 2008:

	As Reported	Adjustments	As Restated
Balance Sheet as of September 30, 2008	(Unaudited)	(Unaudited)	(Unaudited)

Total current assets	$9,918,398	—	$9,918,398
Total other assets	18,261,615	—	18,261,615

Total Assets	$28,180,013	—	$28,180,013

Total current liabilities	$10,798,312	—	$10,798,312
Long-term debt	3,501,866	—	3,501,866
Derivative financial instruments at Fair value	—	11,967,175	11,967,175

Total Liabilities	14,300,178	11,967,175	26,267,353

Total stockholders’ equity (deficit)	13,879,835	(11,967,175)	1,912,660

Total Liabilities and Stockholders’ Equity (Deficit)	$28,180,013	—	$28,180,013

Summary Consolidated Statement of Operations	As Reported	Adjustments	As Restated
for the Three Months Ended September 30, 2008:	(Unaudited)	(Unaudited)	(Unaudited)

Total revenues	$5,657,123	—	$5,657,123
Total cost of goods sold	3,175,528	—	3,175,528

Gross profit	2,481,595	—	2,481,595
Total operating expenses	1,963,248	—	1,963,248
Total other expenses	(1,303,330)	(5,496,339)	(6,799,669)

Net loss	(784,983)	(5,496,339)	(6,281,322)

Preferred stock dividends	(2,019,353)	1,983,607	(35,746)

Net loss attributable to common Shareholders	$(2,804,336)	(3,512,732)	(6,317,068)
Net income loss per share-basic and fully diluted	$(0.028)	(0.053)	$(0.063)

Weighted average shares outstanding	99,576,825	—	99,576,825

Summary Statement of Cash Flows for the Period	As Reported	Adjustments	As Restated
Ended September 30, 2008:	(Unaudited)	(Unaudited)	(Unaudited)

Net Cash Provided by Operating Activities	$49,798	—	$49,798
Net Cash Used in Investing Activities	(4,251,679)	—	(4,251,679)
Net Cash Provided by Financing Activities	6,012,946	—	6,012,946

Increase (decrease) in cash	1,811,065	—	1,811,065
Cash at Beginning of Period	187,846	—	187,846

Cash at End of Period	$1,998,911	—	$1,998,911

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

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 2 — Restatement of Prior Periods (Continued)
In prior 10-K filings for the years ended 2007 and 2008 and related quarterly filings, the Company had incorrectly accounted for these warrants resulting in not recording the quarterly change in estimated fair value of derivative financial instruments. Accordingly the impact on the Company’s quarterly financial information is as follows:

	For the Three Months Ended 2008 (Unaudited)				Year Ended
	3/31/08		6/30/08	9/30/08	12/31/08
Net loss, as previously reported		$(1,798,087)	$(1,875,236)	$(784,983)	$(4,830,790)
Net income (loss), as restated		$1,943,661	$(227,049)	$(6,281,322)	$(4,986,482)
Total liabilities, as previously reported		$15,911,754	$18,243,852	$14,300,178	$13,799,003
Total liabilities, as restated		$18,530,777	$19,214,688	$26,267,353	$25,815,466
Total equity (deficit), as previously reported		$1,765,075	$(4,710)	$13,879,835	$13,495,136
Total equity (deficit), as restated		$(853,948)	$(975,546)	$1,912,660	$1,478,673

	Three Months Ended (Unaudited)				Year Ended
				9/30/07	12/31/07
Net loss, as previously reported	$			$(1,439,776)	$(7,604,504)
Net income (loss), as restated	$			$(15,568,924)	$(9,965,048)
Total liabilities, as previously reported	$			$8,791,748	$14,026,179
Total liabilities, as restated	$			$26,921,123	$20,386,950
Total equity (deficit), as previously reported	$			$9,541,391	$3,563,163
Total equity (deficit), as restated	$			$(8,587,984)	$(2,797,608)
Note 3 — Liquidity and Capital Resources
The Company completed the STN acquisition on September 23, 2008. As part of the acquisition, the Company was able to rearrange its debt and equity and obtain more favorable terms. The Company has a $2,000,000 line of credit with no outstanding balance and cash and cash equivalents of approximately $836,000 at December 31, 2008. The Company sustained a loss for the year ended December 31, 2008 of approximately $5.0 million, sustained losses in 2007 and 2006 and has a retained deficit of approximately $17.4 million. These losses were primarily due to the amortization expense related to the accounting treatment of warrants issued in connection with the debt raised to fund the USVD and STN acquisitions. For the year ended December 31, 2008, the Company had net cash used in operations of $332,352. Historically, the Company has relied on borrowings and equity financings to maintain its operations. The Company believes it has enough cash to operate for the coming year with its cash on hand, cash to be generated from operations and the borrowing availability on its credit lines. However, the recent economic downturn could have a material affect on its business operations.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 4 — Significant Accounting Policies
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
Note 4 — Significant Accounting Policies (continued)
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
Note 4 — Significant Accounting Policies (continued)
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
The Company does an annual testing of goodwill in accordance with provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long Lived Assets”. In accordance with these provisions, the Company performs testing of goodwill for impairment by comparing the fair value of the reporting unit with its carrying value including goodwill. If the fair value of the reporting unit exceeded the carrying value including goodwill, no further testing for goodwill was deemed necessary. Goodwill is comprised of two reporting units:
1. Goodwill relating to acquisition of USVD
Note 4 — Significant Accounting Policies (continued)

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
2. Goodwill relating to acquisition of STN
As the STN acquisition was consummated during September 2008, the Company did not perform the impairment testing for goodwill. The Company tested goodwill relating to USVD by comparing the fair value of USVD (which is a separate reporting entity) with the carrying value, including goodwill. Based on testing, the Company assessed the fair value of USVD at December 31, 2008 to be approximately $13.7 million compared to the net book value of the Company of $13.6 million. The fair value of the reporting entity was based on EBITDA for the year ended December 31, 2008, which was approximately $3.0 million. With a multiple of 4.5 times, which is consistent with the amount paid for the STN acquisition and is less than the multiple paid for USVD, the fair value was deemed to be approximately $13.7 million. Accordingly, the Company concluded that no impairment of goodwill exists as of December 31, 2008.
Every quarter, the Company reassesses the impact of the economic downtown and changes in market conditions in the assessment of the changes to fair value computation for the above acquisitions. This was reflected in the Company’s assessment of fair value computation of USVD where the Company used a lower multiple of EBITDA in computation of fair value due to economic downtown and changes in market conditions. The Company will continue to reassess the assumptions underlying the Company’s valuation approach.
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
Note 4 — Significant Accounting Policies (continued)

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
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
Note 4 — Significant Accounting Policies (continued)

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
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
Stock Based Compensation
The Company recognizes the compensation cost relating to share-based payment transactions in accordance with provisions of SFAS No. 123 (revised 2004), Share-Based Payment. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). The Company recorded $165,237 and $915,000 for stock Note 4 compensation cost for the years ended December 31, 2008 and 2007, respectively.
Note 4 — Significant Accounting Policies (continued)

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations-Revised 2007. SFAS 141R provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141R to have a material effect on the Company’s financial statements.
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
The FSP is effective for financial statements for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. Accordingly, the FSP would not serve as a basis to change the useful life of an intangible asset that was acquired prior to the effective date (January 1, 2009 for a calendar year company). However, the incremental disclosure requirements described above would apply to all intangible assets, including those recognized in periods prior to the effective date of the FSP. The Company does not expect the adoption of this FSP to have a material effect on the Company’s financial statements.
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
Note 4 — Significant Accounting Policies (continued)

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
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
In February 2008, the FASB issued Staff Position (FSP) No. FAS 157-2, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, excluding those assets that are recognized or disclosed at fair value on a recurring basis for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. the Company elected a partial deferral of SFAS No. 157 under the provisions of FSP No. FAS 157-2, associated with the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment.
Note 5 —Billings in Excess of Revenues
Billings in excess of revenues at December 31, 2008 and 2007 consisted of the following:

	December 31,	December 31,
	2008	2007
Customer deposits and deferred income on installation contracts	$1,683,266	$718,574
Deferred revenue on maintenance contracts	937,591	1,057,697

	$2,620,857	$1,776,271

Note 6 —Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2008	2007
Accounts payable, trade	$1,857,905	$981,766
Accrued warranty liability	231,906	—
Other accrued expenses	121,800	—

Total	$2,211,611	$981,766

Note 7 —Long Term Debt
Long-term debt as of December 31, 2008 and 2007 consisted of the following:

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements

	December 31,
	2008	December 31, 2007
Note payable to an individual, unsecured, accruing interest at 2% per annum, with monthly payments of $5,215 due May 1, 2010.	$98,049	$153,066
Note payable to executive officers and shareholders, unsecured, accruing interest at 0% per annum, due in installments over 3 years with a maturity date of September 26, 2009, less unamortized discount of $75,812 and $283,368, respectively.	1,524,188	2,816,632
Notes payable to an individual, unsecured, accruing interest at 7% per annum, with monthly payments of $1,130 due May 1, 2011.	31,006	40,361
Note payable to executive officer and shareholders, unsecured, accruing interest at 7% per annum, with monthly payments of $968, due September 1, 2010.	16,945	28,558
Notes payable to shareholder, unsecured, accruing interest at 7% per annum, with monthly payments of $6,432 due June 1, 2010.	115,360	176,547
Note payable to Vicis, secured by all assets of the Company, accruing interest at 10% per annum, principal and accrued interest due in full September 26, 2008. Principal amount due of $7,088,301. Formerly payable to Hilco Financial, LLC. Note was assigned to Vicis on June 18, 2008 and subsequently extinguished on September 23, 2008. This note had an unamortized discount of $4,050,468 at December 31, 2007.	—	1,991,100
Note payable to Dynamic Decisions Strategic Opportunities (“DD”), unsecured, accruing interest at 10% per annum, total principal and accrued interest due September 26, 2008. Note was subsequently assigned to Vicis on July 3, 2008 and subsequently extinguished on December 31, 2008. This note had an unamortized discount of $403,677 at December 31, 2007.	—	596,323
Series B Preferred Stock issued to Vicis Capital, unsecured, accruing interest at 16% per annum, matured on December 27, 2007, converted to Series A preferred stock on July 3, 2008.	—	3,000,000
Subordinated Note Payable to Vicis Capital Master Fund, accruing interest at 10%, maturing April 15, 2010, subordinated to the Chatham senior note. Net of discount of $118,917. (STN acquisition.)	1,381,083	—
Senior note payable, Chatham Investment Fund III, LLC and Chatham Investment Fund III QP, LLC, accruing interest at the LIBOR rate plus 9.00%, payments of $83,333 beginning on the first of the month after 6 months from the closing date, with the balance due on the third anniversary of the closing date of September 23, 2008, net of unamortized discount of $2,658,050. (STN acquisition)	4,380,916	—
Secured notes payable to Enterprise Fleet Services, accruing interest at 5% per annum, with monthly payments of $1,476, maturing June 1, 2010. Notes are secured by vehicles.	60,617	—
Secured notes payable to GMAC, accruing interest at 9.25% with monthly payments of $2,272, maturing July 14, 2012. Notes are secured by vehicles.	82,673	—
Secured notes payable to Huntington Bank, accruing interest at a prime rate plus 3.73% with monthly payments of $383, with a maturity date of March 28, 2009. Note is secured by a vehicle.	1,007	10,666
Secured notes payable to NEC Financial Services, accruing interest at 11.25% with monthly payments of $1,128, with a maturity date of February 25, 2011. Note is secured by testing equipment.	30,468	—

Total long term debt	7,722,312	8,813,253
Less current portion	(2,669,177)	(8,207,900)

Long term portion	$5,053,135	$605,353

Note 7 —Long Term Debt (Continued)

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Principal maturities of long-term debt as of December 31, 2008 are as follows:

Years Ending December 31,	Gross
2009	$2,669,177
2010	2,639,001
2011	5,247,367
2012	19,546
2013	—

10,575,091
Less: Unamortized discounts	(2,852,779)

Net of Discounts	$7,722,312

Warrants Issued in Connection with Financing
In connection with the foregoing financing of the acquisition of USVD and STN, the Company issued debt at a discount.
A summary of the notes payable and discounts is as follows:
As a result of these contract provisions, the Hilco Senior Note balance at Inception (September 26, 2007) was adjusted as follows:

Notional balance of Hilco Senior Note	$6,000,000
Adjustments:
Discount for warrant issued (based on relative fair value assigned)	(5,660,000)
Discount for loan fees paid to Hilco on Note	(340,000)

Hilco Senior Note balance, net of unamortized discount at September 26, 2007	$—

On June 18, 2008, the Hilco Senior Note and warrants were assumed by Vicis, then converted to Series A Stock on July 3, 2008.
As a result of these contract provisions, the DD Subordinated Note balance at Inception (August 31, 2007) was adjusted as follows:

Notional balance of DD Subordinated Note at August 31, 2007	$1,000,000
Adjustments:
Discount for warrant (based on relative fair value assigned)	(696,049)

DD Subordinated Note balance, net of unamortized discount at August 31, 2007	$303,951

On July 3, 2008, the DD Subordinated Note and warrants were assumed by Vicis.
As a result of these contract provisions, the Series B Stock balance at Inception (September 14, 2007) was adjusted as follows:

Notional balance of Series B Stock	$3,000,000
Adjustments:
Discount for warrants issued (based on relative fair value assigned)	(2,054,995)
Discount for beneficial conversion feature (based on relative fair value assigned)	(695,005)
Discount for loan fees paid to Vicis	(250,000)

Series B Stock balance, net of unamortized discount at September 14, 2007	$—

The Series B Stock and warrants were converted on July 3, 2008 to Series A Stock.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 7 —Long Term Debt (continued)
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
Note 7 —Long Term Debt (continued)
The Vicis Note balance on the consolidated balance sheet as of December 31, 2008 is comprised of the following:

Notional balance of Vicis Note at December 31, 2008	$1,500,000
Adjustments:
Unamortized discount for gain on extinguishment	(118,917)

Vicis Note balance, net of unamortized discount at December 31, 2008	$1,381,083

Long-term Debt — Acquisition of STN
Concurrently with the closing of the STN Acquisition, the Company and its five subsidiaries (U.S. Voice and Data, LLC, Brookside Technology Partners, Inc., Acquisition Sub, Trans-West and STN (hereinafter, the Company and its five subsidiaries collectively are referred to as the “Borrowers”) entered into a Credit Agreement (the “Chatham Credit Agreement”) with Chatham Investment Fund III, LLC, Chatham Investment Fund III QP, LLC and Chatham Credit Management III, LLC (“Chatham”), pursuant to which Chatham agreed to provide a $7,000,000 term loan and a $2,000,000 revolving line of credit (collectively the “Loans”). The Loans are evidenced by a Term Note and a Revolving Note. As a condition precedent to the extension of the Loans: (a) the Borrowers entered into a Pledge Agreement, dated September 23, 2008, pursuant to which the Borrowers pledged the stock of each subsidiary owned by it as collateral to secure payment of the Loans; (b) the Borrowers granted to Chatham a Warrant to purchase an aggregated of 140,930,835 shares of Borrower’s Common Stock (“Chatham Warrants”); and (c) the Borrowers entered into a Warrant Purchase and Registration Rights Agreement, dated September 23, 2008, pursuant to which, among other things, the Borrowers agreed to register the resale of the shares underlying the Chatham Warrants upon demand by Chatham. The Loans have a term of three years and bear interest, at the following rates: (i) with respect to the Revolving Note, LIBOR plus 4.00% per annum, and (ii) with respect to the Term Loan, LIBOR Rate plus 9.00% per annum. Additionally, the Chatham Credit Agreement contains standard representations, warranties and covenants that require the Borrowers, on a consolidated basis, to maintain at the end of each month: (1) a fixed charge coverage ratio for the 12 months then ended of at least 1.75:1; and (2) a leverage ratio as of the last day of such fiscal month and for the 12 months then ended of not more than 3:1, in each case calculated as set forth in the Credit Agreement. Although the Borrowers were in compliance with all of its covenants at December 31, 2008, the Borrowers are currently not in compliance with the leverage ratio. The leverage ratio for the 12 months ended January 31, 2009 was 3.20:1. The forgoing transactions (the “Chatham Financing”) were consummated on September 23, 2008. Prior to the closing of the Chatham Financing, the Borrowers did not have any relationship with Chatham.
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
Note 7 —Long Term Debt (continued)
The Chatham Senior Note balance on the consolidated balance sheet as of December 31, 2008 is comprised of the following:

Notional balance of Chatham Senior Note at December 31, 2008	$7,038,966
Adjustments:
Unamortized discount for gain on extinguishment	(2,658,050)

Chatham Senior Note balance, net of unamortized discount at December 31, 2008	$4,380,916

Change in unamortized discount and loan costs of the Note —
For the year ended December 31, 2008, the discount on the above Notes changed for amortization of discounts in connection with the notes. The total discount on the Notes changed from $8,338,342 at inception to $3,848,016 at December 31, 2007, then to $2,852,779 at December 31, 2008. There was $3,006,498 of new discounts generated in 2008 in connection with valuing the Chatham Warrants issued with Chatham credit facility. Unamortized discounts totaling $4,490,326 were amortized to expense over the terms of the notes during the year ended 2007, and $3,711,578 was amortized to expense during the year ended December 31, 2008. Total amortization expense was $4,358,031 and $4,499,760 for the years ended December 31 2008 and 2007, respectively. In addition to the amortization of discounts in connection with the notes as discussed above, amortization expense also included amortization of intangible assets which totaled $646,453 and $9,434 for the years ended December 31, 2008 and 2007, respectively.
Note 8 — Commitments and Contingencies
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

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 7 —Long Term Debt (continued)
Risk Management
The Company maintains various forms of insurance that the Company’s management believes are adequate to reduce the exposure to property and general liability risks to an acceptable level.
Note 9 — Concentrations
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
Note 10 — Related Party Transactions
The Company has notes payable to officers and shareholders of the Company. The balance of these notes payable was $1,732,305 and $3,305,105 at December 31, 2008 and December 31, 2007, respectively.
Note 11 — Series A 8% Convertible Preferred Stock
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

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 11 — Series A 8% Convertible Preferred Stock (continued)
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
The Company evaluated the issuance of the $5,500,000 ($2,500,000 in cash and $3,000,000 in principal on the Series B Stock) for the 5,500,000 shares of Series A Stock and 250,000,0000 warrants to purchase common stock and assigned the values to the Series A Stock and the warrants based on the relative fair values. The warrants were valued using the Black-Scholes valuation model, 0.0% dividend yield, a risk free rate of return of 4.21%, volatility of 181.04% and a five year term. Under EITF No.00-27, ” Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates’, to Certain Convertible Instruments,” the Company considered the effect of a beneficial conversion feature of the Series A shares issued and the conversion of the Series B Stock to Series A Stock. The Company has attributed no beneficial conversion feature to the Series A Stock because the fair value of the warrants issued were recorded as a derivative liability. The carrying value of the Series A Stock was reduced to zero. Since the redemption requirement of the Series A Stock is contingent on the occurrence of future events, the Company is not accreting the carrying value of the Series A Stock to redemption value and will not do so until the occurrence of any one of those future events becomes probable.
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
Note 12 — Income Taxes
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

The following table provides a reconciliation of the income tax provision (benefit) at the statutory federal rate to the actual income tax provision (benefit) for the years ended December 31, 2008 and 2007:

	2008	2007

Tax at Federal Statutory rate of 34%	$(1,639,644)	$(3,388,000)
State and local income taxes, net of federal benefit	(342,033)	(480,000)
Non-deductible items and others	1,073,403	2,370,000
Increase in valuation allowance	1,072,274	538,000

Income tax provision (benefit)	$164,000	$—

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Significant temporary differences that give rise to the deferred tax assets (liabilities) as of December 31, 2008 and 2007 are as follows:
Note 12 — Income Taxes (continued)

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
Note 13 — Cost of Sales
For the years ended December 31, 2008 and 2007, costs of sales consisted of the following:

	December 31,
	2008	2007

Equipment costs	$9,120,527	$2,583,803
Contract labor	134,629	139,177
Direct labor	1,099,785	268,109
Sales commissions and selling costs	228,486	34,176
Software assurances costs	286,075	—
Lite warranty costs	223,396	9,413
Other costs	67,350	139,449

	$11,160,248	$3,174,127

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 14 — General and Administrative Expenses

	December 31,
	2008	2007

Employee compensation and benefits	$5,287,931	$2,047,248
Bad Debt Expense	2,046	30,465
Telephone	220,302	89,158
Travel expense	424,806	166,082
Occupancy	373,451	103,966
Professional fees	676,332	288,463
Stock based compensation	165,237	915,000
Other	1,701,527	664,757

	$8,851,632	$4,305,139

Note 15 — Employee Benefit Plan
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
Note 16 — Acquisition of US Voice & Data, LLC
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
A summary of the acquisition is as follows:
The Acquisition of USVD was accounted for under the purchase method of accounting that requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair market value. The judgments made in determining the estimated fair values assigned to each class of assets acquired and liabilities

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 16 — Acquisition of US Voice & Data, LLC (continued)
assumed, as well as asset lives, can materially impact net income. Additional direct acquisition costs were unpaid at June 30, 2008 and may be paid in 2008 and 2009, if certain revenue targets are met. A total of $227,091 has been recognized for their contingent earn out as of December 31, 2008. The purchase price was allocated to the assets acquired and liabilities assumed, based on estimated fair values at the date of the acquisition.
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
Note 17 — Acquisition of Standard Tel Networks, LLC
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

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 17 — Acquisition of Standard Tel Networks, LLC (continued)
An initial preliminary allocation has been made to intangible assets as of the December 31, 2008. Management will determine the proper value of intangible assets acquired from STN and allocate any additional adjustments of the goodwill to intangible assets within the twelve months after the acquisition date.
Operating results from the acquired business is included in the condensed consolidated statements of operations from the date of acquisition. A summary of the purchase price allocation is as follows:

Purchase price —
Cash paid		$2,982,667
Stock issued		1,169,755
Legal & other acquisition costs		259,210

Acquisition costs		4,411,631
Net fair value of assets acquired and liabilities assumed		(56,696)

Excess of cost over fair value of tangible assets acquired		$4,354,936
Value assigned to customer contracts acquired		(900,000)

Goodwill acquired		$3,454,936

Fair value of assets acquired and liabilities assumed —	$
Cash acquired		522,319
Accounts receivable		1,176,392
Inventory and work in progress		902,777
Property and equipment		122,677
Other assets		42,593
Accounts payable and accrued expenses		(780,015)
Customer deposits and deferred income		(1,842,579)
Installment loan		(87,468)

Net fair value of assets acquired and liabilities assumed		$56,696

The following unaudited pro forma financial information presents the results of operations for the years ended December 31, 2008 and 2007 as if the acquisitions had occurred at the beginning of each period presented. The pro forma financial information has been adjusted for the effect of interest paid on the term loan and the reduced interest earned on cash used in the acquisitions of USVD and STN. The pro forma financial information for the combined entities has been prepared for comparative purposes only and is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of each period presented, or of future results. “

	(Unaudited)
	Year ended December 31,
	2008	2007
Pro forma net revenues	$28,703,526	$27,593,267
Pro forma net income (loss)	(6,823,225)	(17,890,496)

Pro forma net income per share:
Diluted	$(0.047)	$(0.142)

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 18 — Stock-Based Compensation
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
A summary of the changes in the total stock options outstanding during the year ended December 31, 2008 follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2006	—	$—
Granted During 2007	14,000,000	$$0.186
Forfeited or expired	—	—
Exercised	—	—

Outstanding at December 31, 2007	14,000,000	$$0.186
Cancelled during 2008	(14,000,000)	$0.186
Granted	19,200,000	$0.03
Forfeited or expired	—	—
Exercised	—	—

Outstanding at December 31, 2008	19,200,000	$0.03
Vested and exercisable at December 31, 2008	1,633,333	$0.04

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

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 19 — Warrants
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
Note 20 — Intangible Assets
Intangible assets represent amounts acquired in the acquisitions of USVD and STN and consist of the following as of December 31, 2008:

	Gross Carrying	Accumulated
	Amount	Amortization	Life (years)
Purchased customer contracts — USVD 1	$600,000	$600,000
Purchased customer contracts — STN 1	900,000	225,000
Non-compete agreements 3	100,000	43,290

	$1,600,000	$868,290

Estimated Amortization Expense
2009		$708,336
2010		23,374

		$731,710

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 21 — Subsequent Events
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