Form 10-K/A
period 2008-12-31
BROOKSIDE TECHNOLOGY HOLDINGS, CORP.
filed 2010-01-28
CIK 1367001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A Number 2
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For Year Ended December 31, 2008
Brookside Technology Holdings Corp.
(Exact name of registrant as specified in its charter)

Florida (State or Other Jurisdiction)	0-52702 (Commission File Number)	20-3634227 (IRS Employer Identification No.)
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

Non-accelerated filer ☐
Large accelerated filer ☐	Accelerated filer ☐	(Do not check if a smaller	Smaller reporting company ☑
reporting company)
Revenues for the year ended December 31, 2008: $21,709,607
Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 2009 was: $3,117,819
Number of shares of the registrant’s common stock outstanding as of March 31, 2009 is: 140,228,340

Explanatory Note:
     Brookside Technology Holdings Corp. is filing this Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2008 solely to file the following exhibits:

Exhibit
Number	Description
10.17	Note Payable to Michael Nole, Shareholder and CEO
10.18	Note Payable to Randy Rogers, Shareholder
13	Code of Ethics

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brookside Technology Holdings Corp. Brookside Technology Holdings Corp.
Dated: January 28, 2010	By:	/s/ Michael W. Nole
		Name:	Michael W. Nole
		Title:	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

Dated: January 28, 2010	By:	/s/ Bryan G. McGuire
		Name:	Bryan G. McGuire
		Title:	Chief Financial Officer (Principal Financial Officer)