Form 10-Q/A
period 2009-06-30
BROOKSIDE TECHNOLOGY HOLDINGS, CORP.
filed 2010-02-08
CIK 1367001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A- Amendment No. 1
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

EXPLANATORY NOTE
Brookside Technology Holdings Corp. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009, which was originally filed with the Securities and Exchange Commission on August 14, 2009 (“Original Form 10-Q”), to amend Item 2 “Description of Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), Item 1 “Financial Statements and Supplementary Data”, Item 4T “Controls and Procedures.” Additionally, the Registrant added Note 2 regarding the restatement of the Registrant’s financial statements and revised Note 1, Note 3, Note 4 and Note 8.
As discussed in Note 1 to the Financial Statements, on November 16, 2009, Brookside Technology Holdings Corp and its Board of Directors, after consultation with Brookside Technology Holdings Corp’s independent registered public accounting firm, concluded that Brookside Technology Holdings Corp would amend its annual report on Form 10-K for the year ended December 31, 2008 and restate its financial statements and financial information for the year ended December 31, 2008. Brookside Technology Holdings Corp concluded that it should have been accounting for certain warrants as a liability under EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, due to the cash redemption rights included in the warrant agreements. The treatment and effect to the financial statements is further discussed in Note 2. In prior 10-K filings for years ended 2007 and 2008 and related quarterly filings, the Company had incorrectly accounted for these warrants resulting in not recording the quarterly change in estimated fair value of the warrants as derivative financial instruments. Please refer to Note 2 of these financial statements for a detailed discussion of the impact on the Company’s quarterly financial information.
For the convenience of the reader, this Form 10-Q/A sets forth the Original Form 10-Q, as amended hereby, in its entirety. However, this Form 10-Q/A amends and restates only Items 1, 2, and 4T of the Original Form 10-Q, in each case solely as a result of and to reflect the adjustments discussed above and more fully in Note 2 of the accompanying financial statements, and no other information in the Original Form 10-Q is amended hereby.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by Brookside Technology Holdings Corp’s principal executive officer and principal financial officer are being filed with this new Form 10-Q/A as Exhibits 31.1 and 32.1.
This Amendment does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures as affected by subsequent events. Except as described above, no other modifications or changes have been made to the Form 10-Q as originally filed or the Exhibits filed therewith. Other events occurring after the filing of the Form 10-Q or other disclosures necessary to reflect subsequent events have been addressed in the Company’s reports filed with the Securities and Exchange Commission subsequent to the filing of the Form 10-Q.
This Report on Form 10-Q/A for Brookside Technology Holdings Corp. (“we,” “us,” or the “Company”) may contain forward-looking statements. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” and “continue” or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words very carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.
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

Item 1. Consolidated Financial Statements
BROOKSIDE TECHNOLOGY HOLDINGS CORP
CONSOLIDATED BALANCE SHEETS
As of June 30, 2009 and December 31, 2008

	June 30,	December 31,
	2009 (Unaudited)
	(Restated)	2008
ASSETS
Current assets
Cash and cash equivalents	$692,678	$835,525
Cash collateral account	395,194	368,666
Restricted cash	361,097	1,366,666
Accounts receivable, net	3,611,339	4,225,692
Inventory	1,911,718	1,652,300
Deferred contract costs	37,283	107,382
Deferred finance charges, net of amortization	437,920	536,085
Prepaid expenses	96,246	79,493

Total current assets	7,543,475	9,171,809

Property and equipment
Office equipment	522,496	444,590
Vehicles	105,901	171,131
Furniture, fixtures and leasehold improvements	169,365	155,151

	797,762	770,872
Less: accumulated depreciation	(387,679)	(326,383)

Property and equipment, net	410,083	444,489

Goodwill	16,980,030	16,918,396
Intangible assets, net	225,000	731,710
Deposits and other assets	85,867	27,735

TOTAL ASSETS	$25,244,455	$27,294,139

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$2,016,019	$2,211,611
Billings in excess of revenues	2,728,379	2,620,857
Payroll liabilities	705,489	851,833
Current portion of long term debt	1,842,454	2,669,177
Income taxes payable	4,000	164,000
Other current liabilities	288,724	228,390

Total current liabilities	7,585,065	8,745,868
Long term debt, less current portion	5,586,460	5,053,135
Deriviative financial instruments at fair value	7,512,529	12,016,463

Total liabilities	20,684,054	25,815,466

Stockholders’ equity
Series A convertible preferred stock, 15,000,000 authorized, 13,191,716 and 12,216,716 issued and outstanding at June 30, 2009 and December 31, 2008, respectively, at 8% dividend yield. Liquidation preference of $14,296,120 and $12,832,595 at June 30, 2009 and December 31, 2008, respectively.	7,281,412	6,812,914
Common stock, $.01 par value, 1,000,000,000 shares authorized, 146,657,102 and 140,228,340 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively.	146,657	140,229
Additional paid in capital	11,853,637	11,885,674
Accumulated deficit	(14,721,305)	(17,360,144)

Total stockholders’ equity	4,560,401	1,478,673

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,244,455	$27,294,139

See accompanying notes to these unaudited consolidated financial statements.

BROOKSIDE TECHNOLOGY HOLDINGS CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2009 and 2008
Unaudited

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Restated)	(Restated)	(Restated)	(Restated)
REVENUES
Installation and other services	$1,505,267	$1,335,230	3,078,444	$2,347,539
Equipment sales	3,038,784	3,198,217	6,466,906	6,393,974

Total revenues	4,544,051	4,533,447	9,545,350	8,741,513
COST OF SALES	1,696,552	2,250,924	3,972,732	4,480,805

GROSS PROFIT	2,847,499	2,282,523	5,572,618	4,260,708

OPERATING EXPENSES
General and administrative	2,840,295	2,116,496	5,950,392	3,860,986
Depreciation expense	35,731	29,341	70,863	66,809

Total operating expenses	2,876,026	2,145,837	6,021,255	3,927,795

OTHER INCOME (EXPENSE)
Interest expense	(479,446)	(664,130)	(912,255)	(1,339,583)
Amortization expense of loan discount and intangibles	(516,713)	(1,763,143)	(993,387)	(3,500,410)
Finance expense on derivitives	(925,571)	—	(925,571)	—
Gain on change in fair value of derivitive financial instruments	5,751,603	2,063,130	6,429,505	6,219,821
Other income (expense), net	(7,538)	408	(5,923)	3,871

Total other income (expense)	3,822,335	(363,735)	3,592,369	1,383,699

INCOME (LOSS) BEFORE INCOME TAXES	3,793,808	(227,049)	3,143,732	1,716,612
Provision for income taxes	—	—	—	—

NET INCOME (LOSS)	$3,793,808	$(227,049)	3,143,732	$1,716,612

Preferred Stock Dividends	(244,190)	(40,430)	(488,524)	(83,936)

Net income (loss) attributable to common shareholders	$3,549,618	$(267,479)	2,655,208	$1,632,676

Loss per share- basic	$0.03	$(0.00)	0.02	$0.02

Weighted average shares outstanding—basic	141,810,791	90,714,185	141,023,937	89,307,092

Loss per share- fully diluted	$0.00	$(0.00)	0.00	$0.00

Weighted average shares outstanding—fully diluted	1,391,504,369	90,714,185	1,376,783,935	1,310,978,692

See accompanying notes to these unaudited consolidated financial statements.

BROOKSIDE TECHNOLOGY HOLDINGS CORP
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008
Unaudited

	2009	2008
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,143,732	$1,716,612

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	70,863	66,809
Amortization of loan discounts and intangibles	993,387	3,500,410
Non-cash interest expense	232,544	518,069
Finance expense on derivitives	925,571	—
Gain on change in fair value of derivitive financial instruments	(6,429,505)	(6,219,821)
Loss on disposal of fixed assets	6,717	—
Bad debt expense	26,700	—
Stock based compensation	24,364	115,500
(Increase) decrease in:
Accounts receivable	587,653	(714,549)
Inventory	(259,418)	(283,631)
Deferred contract costs	70,099	(526)
Prepaid expenses	(16,753)	(23,700)
Deposits and other assets	(58,132)	(54,418)
Increase (decrease) in:
Accounts payable and accrued expenses	(195,592)	754,624
Accrued payroll liabilities	(146,344)	20,166
Billings in excess of revenues	107,522	209,928
Income taxes payable	(160,000)	—
Other current liabilities	43,966	(59,790)

	(4,176,358)	(2,170,929)

NET CASH USED IN OPERATING ACTIVITIES	(1,032,626)	(454,317)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(43,174)	(83,912)
Cash used for restricted cash	(26,528)
Cash used for cash collateral	(233,334)	—
Cash provided by cash collateral	1,238,903	—
Deposits and other assets related to the acquisition of Standard Tel Networks, LLC (“STN”)	—	(65,000)
Acquisition of US Voice & Data, LLC (“USVD”) additional EBITDA Earnout	(61,634)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	874,233	(148,912)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long term debt	464,891	6,958,275
Proceeds from issuance of Series A preferred stock, net of issuance costs of $70,000	930,000	—
Repayment of long term debt	(1,379,345)	(6,309,073)

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,546	649,202

NET INCREASE (DECREASE) IN CASH	(142,847)	45,973
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	835,525	187,846

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$692,678	$233,819

SUPPLEMENTAL DISCLOSURE
Income taxes paid	$—	$(364,690)

Interest paid	$679,711	$(17,147)

Non-cash financing and investing activities
Accretion of preferred stock dividend	$488,524	$83,936

Accrued interest added to note payable balance	$—	$503,893

Cashless exercise of warrants	$3,857	$—

Accrual for derivitive financial intruments at fair value	$1,925,571	—

Conversion of series A preferred stock to common stock	$20,026	$260,328

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
Restatement of Prior Periods
On November 16, 2009, the Company concluded that it should have been accounting for certain warrants as a liability under EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, (EITF 00-19) due to the cash redemption rights included in the warrant agreements. The treatment and effect to the financial statements is further discussed in Note 2. In prior 10-Q quarterly filings, and quarterly information filed for three months ended March 31, and the three and six months ended June 30, 2009, the Company had incorrectly accounted for these warrants resulting in not recording the quarterly change in estimated fair value of the warrants as derivative financial instruments. Please refer Note 2 of these financial statements for a detailed discussion of the impact on the Company’s quarterly financial information.

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
Operating results from the acquired business, STN, are included in the condensed consolidated statements of operations from the date of acquisition (September 23, 2008). Accordingly, the three and six months ended June 30, 2008 has no operation activity related to STN.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 2 — Restatement of Prior Periods
The Company has restated its financial statements from the amounts previously reported by filing this amended Quarterly Report on Form 10-Q/A. The restatement adjustments correct for the establishment of a “Derivative financial instruments at fair value” liability on the Consolidated Balance Sheets of $7,512,529 and $12,016,463 as of June 30, 2009 and December 31, 2008, respectively. Additionally, the Company recorded the related “Finance expense on derivatives” of $925,571 and $0 for the three and six months ended June 30, 2009 and 2008, respectively. The Company also recorded a “Gain on change in fair value of derivative financial instruments” of $5,751,603 and $2,063,130 for the three months ended June 30, 2009 and 2008, respectively, and $6,429,505 and $6,219,821 for the six months ended June 30, 2009 and 2008, respectively, on the Consolidated Statements of Operations. Following is a summary of the restatement adjustments:

	As Reported		Adjustments	As Restated
June 30, 2009 Summary Balance Sheet	(Unaudited)		(Unaudited)	(Unaudited)

Current assets	$7,543,475		—	$7,543,475
Property and equipment, net	410,083		—	410,083
Goodwill	16,980,030		—	16,980,030
Intangible assets, net	225,000		—	225,000
Deposits and other assets	85,867		—	85,867

Total assets	$25,244,455		—	$25,244,455

Current liabilities:
Accounts payable and accrued expenses	$2,016,019		—	$2,016,019
Billings in excess of revenues	2,728,379		—	2,728,379
Payroll liabilities	705,489		—	705,489
Current portion of long term debt	1,842,454		—	1,842,454
Income taxes payable	4,000		—	4,000
Other current liabilities	288,724		—	288,724

Total current liabilities	7,585,065		—	7,585,065
Long-term debt, less current portion	5,586,460		—	5,586,460
Derivative financial instruments at Fair value	—	(1)	7,512,529	7,512,529

Total Liabilities	13,171,525		7,512,529	20,684,054
Stockholders’ equity:
Series A convertible preferred stock	9,531,980	(2)	(2,250,568)	7,281,412
Common stock	146,657		—	146,657
Additional paid-in capital	22,353,864	(3)	(10,500,227)	11,853,637
Accumulated deficit	(19,959,571	) (4)	5,238,266	(14,721,305)

Total stockholders’ equity	12,072,930		(7,512,529)	4,560,401

Total liabilities and stockholders’ equity	$25,244,455		—	$25,244,455

(1)	— Fair value of derivative financial instruments at June 30, 2009 based on Black-Scholes model valuation.

(2)	— Amount of beneficial conversion feature eliminated as debt was reduced to zero as fair value of derivatives was recorded as a liability.

(3)	— Represents the initial entries to record the fair value of derivatives at issuance date.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 2 — Restatement of Prior Periods (Continued)
(4)	— Represents the total of amortization of additional discount on debt, finance expense on derivatives, reversal of beneficial conversion feature and gain on change in fair value of derivatives since issuance of warrants.

Three Months Ended June 30, 2009 Summary	As Reported			Adjustments	As Restated
Consolidated Statement of Operations:	(Unaudited)			(Unaudited)	(Unaudited)

Installation and other services	$1,505,267			—	$1,505,267
Equipment sales	3,038,784			—	3,038,784

Total revenues	4,544,051			—	4,544,051
Cost of sales	1,696,552			—	1,696,552

Gross Profit	2,847,499			—	2,847,499
Operating Expenses:
General and administrative	2,840,295			—	2,840,295
Depreciation	35,731			—	35,731

Total operating expenses	2,876,026			—	2,876,026

Other Income (Expense):				—
Interest expense	(479,446)			—	(479,446)
Amortization expense of loan discount and intangibles	(516,713)			—	(516,713)
Finance expense on derivatives	—	(A	)	(925,571)	(925,571)
Gain on change in fair value of derivative Financial instruments	—	(B	)	5,751,603	5,751,603
Gain on extinguishment of debt	—			—	—
Other income (expense), net	(7,538)			—	(7,538)

Total other expenses	(1,003,697)			4,826,032	3,822,335

Loss Before Income Taxes	(1,032,224)			4,826,032	3,793,808
Provision for Income Taxes	—			—	—

Net Loss	$(1,032,224)			$4,826,032	$3,793,808

Preferred Stock Dividends	(511,151)	(C	)	266,961	(244,190)

Net loss attributable to common Shareholders	$(1,543,375)			$5,092,993	$3,549,618

Income (loss) loss per share-basic	$(0.01)			$0.04	$0.03

Weighted average shares outstanding-basic	141,810,791				141,810,791

Income (loss) loss per share-fully diluted	$(0.01)			$0.01	$0.00

Weighted average shares outstanding-fully diluted	141,810,791				1,391,504,369

(A)	— Financing expense recognized for warrants at fair value in excess of face amount of debt.

(B)	— Change in fair value of derivatives.

(C)	— Amount of beneficial conversion feature eliminated as debt was reduced to zero as fair value of derivative was recorded as a liability.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 2 — Restatement of Prior Periods (Continued)

Six Months Ended June 30, 2009 Summary	As Reported			Adjustments	As Restated
Consolidated Statement of Operations:	(Unaudited)			(Unaudited)	(Unaudited)

Installation and other services	$3,078,444			—	$3,078,444
Equipment sales	6,466,906			—	6,466,906

Total revenues	9,545,350			—	9,545,350
Cost of sales	3,972,732			—	3,972,732

Gross Profit	5,572,618			—	5,572,618
Operating Expenses:
General and administrative	5,950,392			—	5,950,392
Depreciation	70,863			—	70,863

Total operating expenses	6,021,255			—	6,021,255

Other Income (Expense):				—
Interest expense	(912,255)			—	(912,255)
Amortization expense of loan discount and intangibles	(993,387)			—	(993,387)
Finance expense on derivatives	—	(A	)	(925,571)	(925,571)
Gain on change in fair value of derivative Financial instruments	—	(B	)	6,429,505	6,429,505
Gain on extinguishment of debt	—			—	—
Other income (expense), net	(5,923)			—	(5,923)

Total other expenses	(1,911,565)			5,503,934	3,592,369

Loss Before Income Taxes	(2,360,202)			5,503,934	3,143,732
Provision for Income Taxes	—			—	—

Net Loss	$(2,360,202)			$5,503,934	$3,143,732

Preferred Stock Dividends	(755,485)	(C	)	266,961	(488,524)

Net loss attributable to common Shareholders	$(3,115,687)			$5,770,895	$2,655,208

Income (loss) per share-basic	$(0.02)			$0.04	$0.02

Weighted average shares outstanding-basic	141,023,937				141,023,937

Income (loss) per share-fully diluted	$(0.02)			$0.02	$0.00

Weighted average shares outstanding-fully diluted	141,023,937				1,376,783,935

(A)	— Financing expense recognized for warrants at fair value in excess of face amount of debt.

(B)	— Change in fair value of derivatives.

(C)	— Amount of beneficial conversion feature eliminated as debt was reduced to zero as fair value of derivative was recorded as a liability.

Summary Statement of Cash Flows for the Six
Months Ended June 30, 2009:	As Reported	Adjustments	As Restated

Net Cash Used in Operating Activities	$(1,032,626)	—	$(1,032,626)
Net Cash Provided by Investing Activities	874,233	—	874,233
Net Cash Provided by Financing Activities	15,546	—	15,546

Decrease in cash	(142,847)	—	(142,847)
Cash at Beginning of Period	835,525	—	835,525

Cash at End of Period	$692,678	—	$692,678

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 2 — Restatement of Prior Periods (Continued)

December 31, 2008 Summary Consolidated
Balance Sheet	As Reported		Adjustments	As Restated

Current assets	$9,171,809		—	$9,171,809
Property and equipment, net	444,489		—	444,489
Goodwill	16,918,396		—	16,918,396
Intangible assets, net	731,710		—	731,710
Deposits and other assets	27,735		—	27,735

Total assets	$27,294,139		—	$27,294,139

Current liabilities:
Accounts payable and accrued expenses	$2,211,611		—	$2,211,611
Billings in excess of revenues	2,620,857		—	2,620,857
Payroll liabilities	851,833		—	851,833
Current portion of long term debt	2,669,177		—	2,669,177
Income taxes payable	164,000		—	164,000
Other current liabilities	228,390		—	228,390

Total current liabilities	8,745,868		—	8,745,868
Long-term debt, less current portion	5,053,135		—	5,053,135
Derivative financial instruments at Fair value	—	(1)	12,016,463	12,016,463

Total Liabilities	13,799,003		12,016,463	25,815,466
Stockholders’ equity (deficit):
Series A convertible preferred stock	8,796,521	(2)	(1,983,607)	6,812,914
Common stock	140,229		—	140,229
Additional paid-in capital	21,385,901	(3)	(9,500,227)	11,885,674
Accumulated deficit	(16,827,515)	(4)	(532,629)	(17,360,144)

Total stockholders’ equity (deficit)	13,495,136	(4)	(12,016,463)	1,478,673

Total liabilities and stockholders’ Equity (deficit)	$27,294,139		—	27,294,139

(1)	— Fair value of derivative financial instruments at December 31, 2008 based on Black-Scholes model valuation.

(2)	— Amount of beneficial conversion feature eliminated as debt was reduced to zero as fair value of derivatives was recorded as a liability.

(3)	— Represents the initial entries to record the fair value of derivatives at issuance date.

(4)	— Represents the total of amortization of additional discount on debt, finance expense on derivatives, reversal of beneficial conversion feature and gain on change in fair value of derivatives since issuance of warrants.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 2 — Restatement of Prior Periods (Continued)

Year Ended December 31, 2008 Summary
Consolidated Statement of Operations:	As Reported			Adjustments	As Restated

Installation and other services	$5,327,723			—	$5,327,723
Equipment sales	16,381,884			—	16,381,884

Total revenues	21,709,607			—	21,709,607
Cost of sales	11,160,248			—	11,160,248

Gross Profit	10,549,359			—	10,549,359
Operating Expenses:				—
General and administrative	8,851,632				8,851,632
Depreciation	132,294				132,294

Total operating expenses	8,983,926			—	8,983,926

Other Income (Expense):				—
Interest expense	(2,041,393)			—	(2,041,393)
Amortization expense of loan discount and intangibles	(4,358,031)	(A	)	(1,244,830)	(5,602,861)
Finance expense on derivatives	—	(B	)	(4,156,069)	(4,156,069)
Gain on change in fair value of derivative Financial instruments	—	(C	)	5,245,207	5,245,207
Gain on extinguishment of debt	151,619			—	151,619
Other income, net	15,582			—	15,582

Total other expenses	(6,232,223)			(155,692)	(6,387,915)

Loss Before Income Taxes	(4,666,790)			(155,692)	(4,822,482)
Provision for Income Taxes	(164,000)			—	(164,000)

Net Loss	$(4,830,790)			$(155.692)	$(4,986,482)

Preferred Stock Dividends	(2,459,630)	(D	)	1,983,607	(476,023)

Net loss attributable to common Shareholders	$(7,290,420)			$1,827,915	$(5,462,505)

Loss per share-basic and fully diluted	$(0.070)			$0.018	$(0.052)

Weighted average shares outstanding	104,802,022				104,802,022

(A)	— Additional discount on debt being amortized.

(B)	— Financing expense recognized for warrants at fair value in excess of face amount of debt.

(C)	— Change in fair value of derivatives.

(D)	— Amount of beneficial conversion feature eliminated as debt was reduced to zero as fair value of derivative was recorded as a liability.

Summary Statement of Cash Flows for the
Year Ended December 31, 2008:	As Reported	Adjustments	As Restated

Net Cash Used in Operating Activities	$(332,352)	—	$(332,352)
Net Cash Used in Investing Activities	(4,862,410)	—	(4,862,410)
Net Cash Provided by Financing Activities	5,842,441	—	5,842,441

Increase in cash	647,679	—	647,679
Cash at Beginning of Period	187,846	—	187,846

Cash at End of Period	$835,525	—	$835,525

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
The above amounts have been classified as derivative financial instruments because of the put provisions inherent in the redemption provision included in the warrant agreements and recorded at issuance as a liability for “Derivative financial instruments at estimated fair value” on the Company’s balance sheet in accordance with the current authoritative guidance including EITF 00-19. In accordance with provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133) the Company is required to adjust the carrying value of the above warrants to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. In valuing the above warrants, the Company used the Black-Scholes model. Changes in warrant liabilities for 2008 were as follows:

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

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 2 — Restatement of Prior Periods (Continued)
Effects of recording the above discussed derivatives at fair value on the applicable previously issued unaudited quarterly financial statements for June 30, 2008 and March 31, 2009 are as follows:
Period ended June 30, 2008:

	As Reported	Adjustments	As Restated
Balance Sheet as of June 30, 2008	(Unaudited)	(Unaudited)	(Unaudited)

Total current assets	$4,420,853	—	$4,420,853
Total other assets	13,818,289	—	13,818,289

Total Assets	$18,239,142	—	$18,239,142

Total current liabilities	$17,199,245	—	$17,199,245
Long-term debt	1,044,607	(414,944)	629,663
Derivative financial instruments at Fair value	—	1,385,780	1,385,780

Total Liabilities	18,243,852	970,836	19,214,688

Total stockholders’ equity (deficit)	(4,710)	(970,836)	(975,546)

Total Liabilities and Stockholders’ Equity (Deficit)	$18,239,142	—	$18,239,142

Summary Consolidated Statement of
Operations for the Three Months	As Reported	Adjustments	As Restated
Ended June 30, 2008:	(Unaudited)	(Unaudited)	(Unaudited)

Total revenues	$4,533,447	—	$4,533,447
Total cost of goods sold	2,250,924	—	2,250,924

Gross profit	2,282,523	—	2,282,523
Total operating expenses	2,145,837	—	2,145,837
Total other expenses	(2,011,922)	1,648,187	(363,735)

Net income (loss)	(1,875,236)	1,648,187	(227,049)

Preferred stock dividends	(40,430)	—	(40,430)

Net income (loss) attributable to common Shareholders	$(1,915,666)	1,648,187	(267,479)
Net income (loss) per share-basic	$(0.021)	0.018	$(0.003)

Weighted average shares outstanding-basic	90,714,185	—	90,714,185

Summary Statement of Cash Flows for the	As Reported	Adjustments	As Restated
Period Ended June 30, 2008:	(Unaudited)	(Unaudited)	(Unaudited)

Net Cash Used in Operating Activities	$(454,317)	—	$(454,317)
Net Cash Used in Investing Activities	(148,912)	—	(148,912)
Net Cash Provided by Financing Activities	649,202	—	649,202

Increase in cash	45,973	—	45,973
Cash at Beginning of Period	187,846	—	187,846

Cash at End of Period	$233,819	—	$233,819

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 2 — Restatement of Prior Periods (Continued)
Period ended March 31, 2009:

	As Reported	Adjustments	As Restated
Balance Sheet as of March 31, 2009	(Unaudited)	(Unaudited)	(Unaudited)

Total current assets	$7,558,238	—	$7,558,238
Total other assets	17,968,291	—	17,968,291

Total Assets	$25,526,529	—	$25,526,529

Total current liabilities	$7,945,896	—	$7,945,896
Long-term debt	5,412,900	—	5,412,900
Derivative financial instruments at Fair value	—	11,338,561	11,338,561

Total Liabilities	13,358,796	11,338,561	24,697,357

Total stockholders’ equity (deficit)	12,167,733	(11,338,561)	829,172

Total Liabilities and Stockholders’ Equity	$25,526,529	—	$25,526,529

Summary Consolidated Statement of Operations for	As Reported	Adjustments	As Restated
the Three Months Ended March 31, 2009:	(Unaudited)	(Unaudited)	(Unaudited)

Total revenues	$5,001,299	—	$5,001,299
Total cost of goods sold	2,276,180	—	2,276,180

Gross profit	2,725,119	—	2,725,119
Total operating expenses	3,145,229	—	3,145,229
Total other expenses	(907,868)	677,902	(229,966)

Net loss	(1,327,978)	677,902	(650,076)

Preferred stock dividends	(244,334)	—	(244,334)

Net loss attributable to common Shareholders	$(1,572,312)	677,902	(894,410)
Net income loss per share-basic and fully diluted	$(0.01)	0.00	$(0.01)

Weighted average shares outstanding	140,228,340	—	140,228,340

Summary Statement of Cash Flows for the	As Reported	Adjustments	As Restated
Period Ended March 31, 2009:	(Unaudited)	(Unaudited)	(Unaudited)

Net Cash Used in Operating Activities	$(59,417)	—	$(59,417)
Net Cash Provided by Investing Activities	401,968	—	401,968
Net Cash Used in Financing Activities	(513,601)	—	(513,601)

Decrease in cash	(171,050)	—	(171,050)
Cash at Beginning of Period	1,204,191	—	1,204,191

Cash at End of Period	$1,033,141	—	$1,033,141

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

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 2 — Restatement of Prior Periods (Continued)
In prior 10-K filings for the year ended 2008 and related quarterly filings, the Company had incorrectly accounted for these warrants resulting in not recording the quarterly change in estimated fair value of derivative financial instruments. Accordingly the impact on the Company’s quarterly financial information is as follows:

	For the Three Months Ended 2009 (Unaudited)
	3/31/09	6/30/09
Net loss, as previously reported	$(1,327,978)	$(1,032,224)
Net income (loss), as restated	$(650,076)	$3,793,808
Total liabilities, as previously reported	$13,358,796	$13,171,525
Total liabilities, as restated	$24,697,357	$20,684,054
Total equity (deficit), as previously Reported	$12,167,733	$12,072,930
Total equity (deficit), as restated	$829,172	$4,560,401

	For the Three Months Ended 2008 (Unaudited) Year Ended
	3/31/08	6/30/08	9/30/08	12/31/08
Net loss, as previously reported	$(1,798,087)	$(1,875,236)	$(784,983)	$(4,830,790)
Net income (loss), as restated	$1,943,661	$(227,049)	$(6,281,322)	$(4,986,482)
Total liabilities, as previously reported	$15,911,754	$18,243,852	$14,300,178	$13,799,003
Total liabilities, as restated	$18,530,777	$19,214,688	$26,267,353	$25,815,466
Total equity (deficit), as previously Reported	$1,765,075	$(4,710)	$13,879,835	$13,495,136
Total equity (deficit), as restated	$(853,948)	$(975,546)	$1,912,660	$1,478,673
Note 3 — Liquidity and Capital Resources
These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated significant net losses in the prior three fiscal years.
The Company has cash and cash equivalents of $692,678 at June 30, 2009. Additionally, effective August 13, 2009, the Company and its senior creditor, Chatham Credit Management III, LLC (“Chatham”), entered into a letter agreement pursuant to which, among other things, Chatham waived all existing defaults of the Company’s senior credit facility, and agreed to suspend the compliance of the minimum fixed charge coverage ratio and maximum leverage ratio contained in the credit agreement. The Company is in full compliance with its financial covenants under this agreement.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 3 — Liquidity and Capital Resources (continued)
Additionally, effective June 1, 2009, the Company entered into a Securities Purchase Agreement with Vicis Capital Master Fund, a sub-trust of Vicis Capital Series Master Trust, and the Company’s largest preferred stockholder (“Vicis”), pursuant to which Vicis invested an additional $1,000,000 in the Company and the Company issued to Vicis 1,000,000 shares of the Company’s Series A Convertible Preferred Stock and a warrant to purchase 100,000,000 shares of Common Stock at an exercise price of $0.01 per share.
Although the Company had net income for the three months and six months ended June 30, 2009 of approximately $3.8 million and $3.1 million, respectively, this was due primarily to the non-cash gain (loss) on change in fair market value of derivative financial instruments as a result of the accounting treatment of Derivative financial instruments at estimated fair value” on the Company’s balance sheet in accordance with the current authoritative guidance including EITF 00-19. In addition, the Company has a retained deficit of approximately $14.7 million. For the six months ended June 30, 2009, the Company had net cash used in operations of approximately $1.0 million. Historically, the Company has relied on borrowings and equity financings to maintain its operations. The Company believes it has enough cash to operate for the coming year with its cash on hand, cash to be generated from operations and the borrowing availability with its lenders. However, the recent economic downturn could have a material effect on its business operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.
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
Note 4 — Significant Accounting Policies
The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the practices within the telecommunications industry. There have been no significant changes in the Company’s significant accounting policies during the three and six months ended June 30, 2009 compared to what was previously disclosed in the Company’s Annual Report on 10-K/A for the year ended December 31, 2008.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 4 — Significant Accounting Policies (continued)
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
Note 4 — Significant Accounting Policies (continued)
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

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 4 — Significant Accounting Policies (continued)
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

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 4 — Significant Accounting Policies (continued)
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
Revenue from contracts that contain multiple elements that are not accounted for under the percentage-of-completion method is accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Revenue from these contracts is allocated to each respective element based on each element’s relative fair value, if determinable, and is recognized when the respective revenue recognition criteria for each element are fulfilled. The Company recognizes revenue from the equipment sales and installation services using the percentage of completion method. The services for maintaining the systems the Company installs are sold as a stand-alone contract and treated according to the terms of the contractual arrangements then in effect. Revenue from this service is generally recognized over the term of the subscription period or the terms of the contractual arrangements then in effect. A majority of equipment sales and installation services revenues are billed in advance on a monthly basis based upon the fixed price, and are included both accounts receivable and deferred income on the accompanying balance sheets. Direct costs incurred on such contracts are deferred until the related revenue is recognized and are included in deferred contract costs on the accompanying balance sheets. The Company also provides professional services (maintenance/managed services) on a fixed price basis. These services are billed as bundles and or upon completion of the services.

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 4 — Significant Accounting Policies (continued)
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
Note 4 — Significant Accounting Policies (continued)
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
Derivatives
A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts (“embedded derivatives”) and for hedging activities. As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, complex transactions that the Company entered into in order to finance its operations and acquisitions, and the subsequent restructuring of such debt transactions, involved financial instruments containing certain features that have resulted in the instruments being deemed derivatives or containing embedded derivatives. The Company may engage in other similar complex equity or debt transactions in the future, but not with the intention to enter into derivative instruments. Derivatives and embedded derivatives, if applicable, are measured at fair value and marked to market through earnings, as required by SFAS No. 133. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements.
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
Note 4 — Significant Accounting Policies (continued)
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
Note 4 — Significant Accounting Policies (continued)
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

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 7 —Long Term Debt
Long-term debt as of June 30, 2009 and December 31, 2008 consisted of the following:

	June 30,	December 31,
	2009	2008
Note payable to an individual, unsecured, accruing interest at 2% per annum, with monthly payments of $5,215 due May 1, 2010.	$82,869	$98,049
Note payable to former officers and shareholders, unsecured, accruing interest at 0% per annum, due in installments over 3 years with a maturity date of September 26, 2009, less unamortized discount of $0 and $75,812, respectively.	850,000	1,524,188
Notes payable to an individual, unsecured, accruing interest at 7% per annum, with monthly payments of $1,130 due May 1, 2011.	28,143	31,006
Note payable to executive officer and shareholders, unsecured, accruing interest at 7% per annum, with monthly payments of $968, due September 1, 2010.	16,945	16,945
Notes payable to shareholder, unsecured, accruing interest at 7% per annum, with monthly payments of $6,432 due June 1, 2010.	97,982	115,360
Subordinated Note Payable to Vicis Capital Master Fund, accruing interest at 10%, maturing April 15, 2010, subordinated to the Chatham senior note. Net of unamortized discount of $60,349 and $118,917, respectively (STN acquisition.)	1,439,651	1,381,083
Senior note payable, Chatham Investment Fund III, LLC and Chatham Investment Fund III QP, LLC, accruing interest at the LIBOR rate plus 9.00%, payments of $83,333 beginning on the first of the month after 6 months from the closing date, with the balance due on the third anniversary of the closing date of September 23, 2008, net of unamortized discount of $2,171,374 and $2,658,050, respectively (STN acquisition)	4,843,581	4,380,916
Secured notes payable to Enterprise Fleet Services, accruing interest at 5% per annum, with monthly payments of $1,476, maturing June 1, 2010. Notes are secured by vehicles.	43,005	60,617
Secured notes payable to GMAC, accruing interest at 9.25% with monthly payments of $2,272, paid in full in June 2009 and refinanced as an operating lease. Notes are secured by vehicles.	—	82,673
Secured notes payable to Huntington Bank, accruing interest at a prime rate plus 3.73% with monthly payments of $383, with a maturity date of March 28, 2009. Note is secured by a vehicle.	—	1,007
Secured notes payable to NEC Financial Services, accruing interest at 11.25% with monthly payments of $1,128, with a maturity date of February 25, 2011. Note is secured by testing equipment.	26,738	30,468

Total long term debt	7,428,914	7,722,312
Less current portion	(1,842,454)	(2,669,177)

Long term portion	$5,586,460	$5,053,135

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 7 —Long Term Debt (Continued)
Principal maturities of long-term debt as of June 30, 2009 are as follows:

Years Ending December 31,	Gross
2009	$1,842,454
2010	2,617,931
2011	5,200,252
2012	—
2013	—

9,660,637
Less: Unamortized discounts	(2,231,723)

Net of Discounts	$7,428,914

Change in unamortized discount and loan costs of the Note —
For the six months ended June 30, 2009, the discount on the above Notes changed for amortization of discounts in connection with the notes. The total discount on the Notes changed from $9,998,115 at inception to $3,848,016 at December 31, 2007, then to $2,852,779 at December 31, 2008, then to $2,231,723 at June 30, 2009. There was $3,006,498 of new discounts generated in 2008 in connection with valuing the Chatham Warrants issued with Chatham credit facility. Unamortized discounts totaling $4499,760 were amortized to expense over the terms of the notes during the year ended 2007, $4,358,031 was amortized to expense during the year ended December 31, 2008 and $621,052 was amortized to expense during the six months ended June 30, 2009. Total amortization expense was $296,543 and $1,657,109 for the three months ended June 30, 2009 and 2008, respectively. Total amortization expense was $621,052 and $3,288,342 for the six months ended June 30, 2009 and 2008, respectively. In addition to the amortization of discounts in connection with the notes as discussed above, amortization expense also included amortization of intangible assets which totaled $273,376 and $157,923 for the three months ended June 30, 2009 and 2008, respectively and $506,712 and $315,846 for the six months ended June 30, 2009.
Note 8 — Commitments and Contingencies
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

Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 8 — Commitments and Contingencies (continued)
Liquidated Damages Under Registration Payment Arrangements
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
However, on May 12, 2009, Messrs. Fischer and Diamond notified the Company that they consider their employment to be “constructively terminated” as a result of the Company having failed to pay them, collectively, an EBITDA earn-out payment of approximately $289,000 they claim they were due on April 30, 2009. Since such time, Messrs. Fischer and Diamond have not shown up to work and they have ceased performing any employment duties.
As discussed further under “Business” and “Management’s Discussion and Analysis,” USVD’s revenues while under the direction of Messrs. Fischer & Diamond, for the six months ended June 30, 2009 were approximately $2,700,000 lower than its earnings in the same period in 2008. This decrease adversely impacted the Company’s liquidity and subsequently the Company’s largest equity investor, Vicis, provided an additional capital infusion. Also, the Company and its primary lender, Chatham, have made modifications to the Company’s credit facility.
Fortunately, USVD’s first quarter decreased earnings are offset by increased earnings provided by STN, as well as increased earnings at USVD for the second quarter under the direction of Brookside Technology Holdings Corp’s management and other existing USVD and STN senior managers, discussed further under “Business” and “Management’s Discussion and Analysis.” However, while the Company may have this offset from these combined strong earnings, Messrs. Fischer’s and Diamond’s earn-outs were to be based solely on USVD’s EBITDA. Given USVD’s performance under Messrs. Fischer’s and Diamond’s stewardship prior to May 12, 2009, it is presently unclear whether they would have earned any future earn-out payments subsequent to their alleged constructive terminations.
In addition to their alleged constructive termination, Messrs. Fischer and Diamond claim that their Restrictive Covenant Agreement entered into as part of their Employment Agreements signed with the Company at the time of the USVD acquisition are now null and void and that, accordingly, they are free to compete with the Company and USVD, and to solicit USVD employees. Subsequent to the departures of Messrs. Fischer and Diamond, on May 26, 2009, several USVD employees, mostly sales personnel, entered the USVD premises unescorted and removed Company and personal belongings in connection with their resignations from USVD and their new employment with a new company named Unified Technologies, which the

Company believes is owned by Messrs. Fischer and Diamond and/or some of their family members, either directly or indirectly.
Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 8 — Commitments and Contingencies (continued)
In response to the actions of Messrs. Fischer and Diamond and certain former USVD employees, the Company has worked diligently to secure USVD and its assets, employees, vendors, partners and customers. USVD’s employees, vendors, partners and customers have reconfirmed their support and loyalty to USVD, despite the fact that many of them have been solicited by Unified Technologies.
On July 17, 2009, the USVD Sellers filed a civil action in the Circuit Court of Jefferson County, Kentucky, alleging that the Company breached the USVD Agreement by failing to pay the previously mentioned $289,000 EBITDA earn-out payment they claim they was due on April 30, 2009, in addition to $1,750,000 of other future payments they claim they are entitled to accelerate as a result of such alleged breach. The lawsuit calls for an acceleration of all money owed to the USVD Sellers including: $850,000 Seller Note, $289,000 accrued EBITDA earn-out and an additional $900,000 Minimum Cash Payments in connection with future estimations of earn-outs yet to be earned. The Company has a note payable — USVD Sellers included in its long-term debt of $850,000 as well as an accrual for the $289,000 accrued 2008 earn-out payment that the USVD Sellers, Messrs. Fischer and Diamond, claim is due to them.
The Company is currently analyzing the forgoing civil action and, since their departures, has been aggressively investigating the actions undertaken by of Messrs. Fischer and Diamond, as well as the former USVD employees, both before and after their resignations. The litigation is in its early stages, and it is premature to project its outcome. The Company intends to vigorously defend the Circuit Court action and to pursue all available defenses, claims and counter claims against the USVD Sellers, Messrs. Fischer and Diamond, former USVD employees and others.
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
Note 11 — Cost of Sales
For the periods ended June 30, 2009 and 2008, costs of sales consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Equipment costs	$1,178,861	$1,854,207	$2,938,072	$3,714,853
Contract labor	18,610	36,210	24,225	114,421
Direct labor	328,881	257,677	663,820	488,885
Sales commissions and selling costs	132,779	22,666	261,173	26,101
Lite warranty costs	24,101	—	55,020	—
Other costs	13,320	80,164	30,422	136,545

	$1,696,552	$2,250,924	$3,972,732	$4,480,805

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
Note 13 — Acquisition of Standard Tel Networks, LLC
An initial preliminary allocation has been made to intangible assets as of the December 31, 2008. Management will determine the proper value of intangible assets acquired from STN and allocate any additional adjustments of the goodwill to intangible assets within the twelve months after the acquisition date.
Note 14 — Stock-Based Compensation
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
Note 14 — Stock-Based Compensation (continued)
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
Note 15 — Warrants
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
The Company has warrants, common stock options and Series A Stock that could potentially convert to 2,230,829,698 shares of common stock. Currently, the Company has 1,000,000,000 shares authorized. EITF 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock addresses issues relating to financial instruments that must be settled in with the Company’s common stock. In some circumstances if the Company does not have enough authorized shares, outstanding common stock warrants could be classified as liabilities. The Company has continued to classify all warrants and Series A stock as permanent equity. The Company’s Board of Directors has stated their intention to increase the number of authorized shares by December 31, 2009. This would require approval of the shareholders of the Company who own a majority of the outstanding shares of the Company’s common stock, and Series A Stock, voting as a single class on a converted basis. Currently, Vicis owns the majority of the voting shares. The Company has obtained representation from Vicis that it will support the increase in authorized shares and will not convert its Series A Preferred shares to common stock until such time the Company has sufficient authorized shares available. As such, the Company believes that it can settle all remaining convertible securities by settlement (including net share settlement) within the currently authorized shares.
Brookside Technology Holdings Corp.
Notes to Unaudited Consolidated Financial Statements
Note 16 — Intangible Assets
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

Accordingly the impact on the Company’s quarterly financial information is as follows:

	For the Three Months Ended 2008
	3/31/08	6/30/08	9/30/08	12/31/08

Net loss, as previously reported	$(1,798,087)	$(1,875,236)	$(784,983)	$(4,830,790)
Net income (loss), as restated	$1,943,661	$(227,049)	$(6,281,322)	$(4,986,482)
Total liabilities, as previously reported	$15,911,754	$18,243,852	$14,300,178	$13,799,003
Total liabilities, as restated	$18,530,777	$19,214,688	$26,267,353	$25,815,466
Total equity (deficit), as previously reported	$1,765,075	$(4,710)	$13,879,835	$13,495,136
Total equity (deficit), as restated	$(853,948)	$(975,546)	$1,912,660	$1,478,673

	For the Three Months Ended 2009
	3/31/09	6/30/09

Net loss, as previously reported	$(1,327,978)	$(1,032,224)
Net income (loss), as restated	$(650,076)	$3,793,808
Total liabilities, as previously reported	$13,358,796	$13,171,525
Total liabilities, as restated	$24,697,357	$20,684,054
Total equity (deficit), as previously reported	$12,167,733	$12,072,930
Total equity (deficit), as restated	$829,172	$4,560,401
Revenues, Cost of Sales and Gross Margins
Total revenues from operations for the quarter ended June 30, 2009 were $4,544,051 compared to $4,533,447 reported for the same period in 2008, representing an increase of $10,604. This increase in revenues is primarily due to acquisition of STN, which accounted for a total increase $2,096,017 of total revenues. This increase was partially offset by a decrease in revenues from USVD and Brookside Technology Partners. While the Company believes that a portion of this decrease in earnings may be due to general market and economic conditions, however, as discussed further under “Legal Proceedings,” the Company is aggressively investigating the actions of certain former employees of USVD undertaken both before and after their resignations from USVD. The Company has since successfully hired sales and sales management personnel and transitioned operations and administrative management.
Total revenues from operations for the six months ended June 30, 2009 were $9,545,350 compared to $8,741,513 reported for the same period in 2008, representing an increase of $803,837, or 9%. This increase in revenues is primarily due to acquisition of STN, which accounted for an increase $4,281,956 of total revenues. This increase was partially offset by a decrease in revenues from USVD and Brookside Technology Partners. While the Company believes that a portion of this decrease in earnings may be due to general market and economic conditions, however, as discussed further under “Legal Proceedings,” the Company is aggressively investigating the actions of certain former employees of USVD undertaken both before and after their resignations from USVD. In addition, during the first quarter 2009, USVD’s Kentucky region experienced ice storms and other harsh weather which caused lengthy power outages for two weeks, which impacted recurring and new sales business that resulted in much less business activity for USVD and will not be recovered. The Company has since successfully hired sales and sales management personnel and transitioned operations and administrative management.
Cost of sales was $1,696,552 for the quarter ended June 30, 2009 compared to $2,250,924 for the quarter ended June 30, 2008, a decrease of $554,372 or 25%. This decrease was due to less cost of sales associated with the decrease in revenues for USVD and Brookside Technology Partners discussed above. The decrease in cost of sales was partially offset by the increase in cost of sales, in conjunction with the increased revenues due to the acquisition of STN, which experienced an increase in cost of sales of $777,881. As a percentage of sales, cost of sales was 37% and 50% for the quarters ended June 30, 2009 and 2008, respectively. This decrease was primarily due to increased profit margin realized on sales consummated in the second quarter 2009 versus the comparative period in 2008. This improvement in cost of sales as a percentage of sales is primarily attributable to the Company’s multi-faceted and differentiated approach, “Teleficiency”TM , a universal focus on higher margin, application specific value added business and technology solutions.
Cost of sales was $3,972,732 for the six months ended June 30, 2009 compared to $4,480,805 for the six months ended June 30, 2008, a decrease of $508,073 or 11%. The decrease was due to less cost of sales associated with the decrease in revenues for USVD and Brookside Technology Partners discussed above. The decrease in cost of sales was partially offset by the increase in cost of sales, in conjunction with the increased revenues due to the acquisition of STN, which accounted for $1,591,607 of the increase. As a percentage of sales, cost of sales was 42% and 51% for the six months ended June 30, 2009 and 2008, respectively. This decrease was primarily due to increased profit margin realized on sales consummated in the first six months of 2009 versus the comparative period in 2008. This improvement in cost of sales as a percentage of sales is primarily attributable to the Company’s multi-faceted and differentiated approach, “Teleficiency“TM , a universal focus on higher margin, application specific value added business and technology solutions.
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
Amortization Expense
The Company recognized $516,713, and $1,763,143 of amortization expense for the quarters ended June 30, 2009 and 2008, respectively, related to the accounting treatment of the warrants issued and amortization of intangible assets associated with the USVD and STN acquisitions. The decrease in amortization expense of $1,246,430 for the quarter ended June 30, 2009 versus the comparative period in 2008, is primarily due to the amortization of the warrants issued in conjunction with the USVD acquisition being fully amortized as of September 26, 2008.
The Company recognized $993,387 and $3,500,410 of amortization expense for the six months ended June 30, 2009 and 2008, respectively, related to the accounting treatment of the warrants issued and amortization of intangible assets associated with the USVD and STN acquisitions. The decrease in amortization expense of $2,507,023 for the six months ended June 30, 2009 versus the comparative period in 2008, is primarily due to the amortization of the warrants issued in conjunction with the USVD acquisition being fully amortized as of September 26, 2008.
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
Gain on Change in Fair Value of Derivative Financial Instruments
Gain on change in fair market value of derivative financial instruments was $5,751,603 and 2,063,130 for the quarters ended June 30, 2009 and 2008, respectively. This is an increase in gain of $3,688,473. This is due to the decrease in fair value of the warrants pursuant to valuation using the Black-Scholes Model.
Gain on change in fair market value of derivative financial instruments was $6,429,505 and $6,219,821 for the six months ended June 30, 2009 and 2008, respectively. This is an increase in gain of $209,684. This is due to the decrease in fair market value of the warrants pursuant to valuation using the Black-Scholes Model.
Finance Expense on Derivatives
Finance expense on derivatives was $925,571 and $0 for the quarter ended June 30, 2009 and 2008, respectively. This represents an increase of $925,571. This is due to the 100,000,000 warrants issued in June 2009 resulting in an expense of $925,571 and no new issuance of derivatives financial instruments in the comparable period in 2008.
Finance expense on derivatives was $925,571 and $0 for the six months ended September 30, 2009 and 2008, respectively, resulting in an increase of $925,571. This increase is due to the 100,000,000 warrants issued in June 2009 which resulted in an finance expense on derivatives of $925,571 and no new issuance of derivatives financial instruments in the comparable period in 2008.
Net Income/Net Loss
We realized net income of $3,793,808 for the quarter ended June 30, 2009 compared to a net loss of $227,049 for the quarter ended June 30, 2008. This represents an increase in net income of $4,020,857. This increase in net income is primarily due to the increase in gain on change in fair market value of derivative financial instruments of $3,688,473 as discussed above, the decrease in amortization expense of $1,246,430, partially offset by the increase in general and administrative expenses of $723,799.
We realized net income of $3,143,732 for the six months ended June 30, 2009 compared to a net income of $1,716,612 for the six months ended June 30, 2008. This represents an increase in net income of $1,427,120. This increase in net income is primarily due to the decrease in amortization expense of $2,507,023 and the increase in gain on change in fair market value of derivative financial instruments of $209,684 as discussed above, the increase in gross profit of $1,311,910 partially offset by the increase in general and administrative expense of $2,089,406.
Liquidity and Capital Resources
The Company has cash and cash equivalents of $692,678 at June 30, 2009. Additionally, effective August 13, 2009, the Company and its senior creditor, Chatham Credit Management III, LLC (“Chatham”), entered into a letter agreement pursuant to which, among other things, Chatham waived all existing defaults of the Company’s senior credit facility, and agreed to suspend the compliance of the minimum fixed charge coverage ratio and maximum leverage ratio contained in the credit agreement. The Company is in full compliance with its financial covenants under this agreement. Additionally, effective June 1, 2009, the Company entered into a Securities Purchase Agreement with Vicis Capital Master Fund, a sub-trust of Vicis Capital Series Master Trust, and the Company’s largest preferred stockholder (“Vicis”), pursuant to which Vicis invested an additional $1,000,000 in the Company and the Company issued to Vicis 1,000,000 shares of the Company’s Series A Convertible Preferred Stock and a warrant to purchase 100,000,000 shares of Common Stock at an exercise price of $0.01 per share.
Although the Company had net income for the three months and nine months ended September 30, 2009 of approximately $3.8 million and $3.1 million, respectively, this was due primarily to the non-cash gain on change in fair market value of derivative financial instruments as a result of the accounting treatment of Derivative financial instruments at estimated fair value” on the Company’s balance sheet in accordance with the current authoritative guidance including EITF 00-19. In addition, the Company has a retained deficit of approximately $14.7 million. For the six months ended June 30, 2009, the Company had net cash used in operations of approximately $1.0 million. Historically, the Company has relied on borrowings and equity financings to maintain its operations. The Company believes it has enough cash to operate for the coming year with its cash on hand, cash to be generated from operations and the borrowing availability with its lenders. However, the recent economic downturn could have a material effect on its business operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.
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
Revenue from contracts that contain multiple elements that are not accounted for under the percentage-of-completion method is accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Revenue from these contracts is allocated to each respective element based on each element’s relative fair value, if determinable, and is recognized when the respective revenue recognition criteria for each element are fulfilled. The Company’s recognizes revenue from the equipment sales and installation services using the percentage of completion method. The services for maintaining the systems we install are sold as a stand-alone contract and treated according to the terms of the contractual arrangements then in effect. Revenue from this service is generally recognized over the term of the subscription period or the terms of the contractual arrangements then in effect. A majority of equipment sales and installation services revenues are billed in advance on a monthly basis based upon the fixed price, and are included both accounts receivable and deferred income on the accompanying balance sheets. Direct costs incurred on such contracts are deferred until the related revenue is recognized and are included in deferred contract costs on the accompanying balance sheets. The Company also provides professional services (maintenance/managed services) on a fixed price basis. These services are billed as bundles and or upon completion of the services.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 3.
Item 4. Controls and Procedures
Item 4T. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial Officer), has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended June 30, 2009, the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2009 to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. This is based on the following three extraordinary events:
(1)	On November 17, 2009, and as a result of comments the Company received from the SEC in connection with the SEC’s review of the Company’s Form 10-K for the year ended December 31, 2008 and Form 10-Q for the period ended June 30, 2009, the Company’s board of directors concluded that the Company’s previously issued financial statements for the years ended December 31, 2007 and 2008, and each interim quarter contained within such years, and for the quarters ended March 31, 2009 and June 30, 2009, should no longer be relied upon because of an error contained therein regarding the accounting of certain warrants issued in connection with certain financings, which warrants should have been accounted for as a liability under EITF 00-19 based on their fair value as of the date of their issuance because they contain put provisions requiring the Company to redeem the warrants under certain circumstances. The board of directors discussed the forgoing matters with its Chief Financial Officer and the Company’s independent accountant.
(2)	As disclosed in Note 2 to the Financial Statements, the Company was not in compliance with the leverage ratio imposed by the Chatham Senior Loan in the first quarter of 2009. The Company’s management and board of directors devoted a significant amount of time to the negotiation of a modification to the ratio requirement and to the impact the Company’s non-compliance was having on its liquidity. As further disclosed in Note 2 to the Financial Statements, effective August 13, 2009, among other things, Chatham agreed to suspend the Company’s obligation to comply with the leverage and debt coverage ratios for the period July 31, 2009 through June 30, 2010.
(3)	On May 12, 2009, Messers. Fischer and Diamond ceased working for the USVD, alleging that their employment was “constructively terminated” and that their non-competition agreements were null and void. Shortly thereafter, several other USVD employees resigned from USVD and went to work for a new company, which the Company believes is owned by Messers. Fischer & Diamond and/or some of their family members, either directly or indirectly. This new company shortly thereafter began soliciting the Company’s vendors and customers. As a result, management and the board of directors were required to personally devote a significant amount of time and effort to stabilize the situation at USVD.
As a result of the foregoing unique demands incurred in 2009, the audit committee and management were not able to perform in a complete manner the disclosure controls and procedures in order to determine that such disclosure controls and procedures were effective for the quarter ended June 30, 2009.
While Management is making best efforts to restore the controls and processes during the fourth quarter, no assurances can be made at this stage that we will be in compliance with internal control procedures required by Sarbanes-Oxley for the year ending December 31, 2009

Changes in Internal Control Over Financial Reporting
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
However, on May 12, 2009, Messrs. Fischer and Diamond notified the Company that they consider their employment to be “constructively terminated” as a result of the Company having failed to pay them, collectively, an EBITDA earn-out payment of approximately $289,000 they claim they were due on April 30, 2009. Since such time, Messrs. Fischer and Diamond have not shown up to work and they have ceased performing any employment duties.
As discussed further above under “Business” and “Management’s Discussion and Analysis,” USVD’s revenues, under the direction of Messrs. Fischer and Diamond, for the six months ended June 30, 2009 were approximately $2,700,000 lower than its earnings in the same period in 2008. This decrease adversely impacted the Company’s liquidity and subsequently the Company’s largest equity investor, Vicis, provided an additional capital infusion. Also, the Company and its primary lender, Chatham, have made modifications to the Company’s credit facility.
Fortunately, USVD’s first quarter decreased earnings are offset by increased earnings provided by STN, as well as increased earnings at USVD for the second quarter under the direction of Brookside Technology Holdings Corp’s management and other existing USVD and STN senior managers, discussed further above under “Business” and “Management’s Discussion and Analysis.” However, while the Company may have this offset from these combined strong earnings, Messrs. Fischer’s and Diamond’s earn-outs were to be based solely on USVD’s EBITDA. Given USVD’s performance under Messrs. Fischer’s and Diamond’s stewardship prior to May 12, 2009, it is presently unclear whether they would have earned any future earn-out payments subsequent to their alleged constructive terminations.
In addition to their alleged constructive termination, Messrs. Fischer and Diamond claim that their Restrictive Covenant Agreement entered into as part of their Employment Agreements signed with the Company at the time of the USVD acquisition are now null and void and that, accordingly, they are free to compete with the Company and USVD, and to solicit USVD employees. Subsequent to the departures of Messrs. Fischer and Diamond, on May 26, 2009, several USVD employees, mostly sales personnel, entered the USVD premises unescorted and removed Company and personal belongings in connection with their resignations from USVD and their new employment with a new company named Unified Technologies, which the Company believes is owned by Messrs. Fischer and Diamond and/or some of their family members, either directly or indirectly.
In response to the actions of Messrs. Fischer and Diamond and certain former USVD employees, the Company has worked diligently to secure USVD and its assets, employees, vendors, partners and customers. USVD’s employees, vendors, partners and customers have reconfirmed their support and loyalty to USVD, despite the fact that many of them have been solicited by Unified Technologies.
On July 17, 2009, the USVD Sellers filed a civil action in the Circuit Court of Jefferson County, Kentucky, alleging that the Company breached the USVD Agreement by failing to pay the previously mentioned $289,000 EBITDA earn-out payment they claim they was due on April 30, 2009, in addition to $1,750,000 of other future payments they claim they are entitled to accelerate as a result of such alleged breach. The lawsuit calls for an acceleration of all money owed to the USVD Sellers including: $850,000 Seller Note, $289,000 accrued EBITDA earn-out and an additional $900,000 Minimum Cash Payments in connection with future estimations of earn-outs yet to be earned. The Company has a note payable — USVD Sellers included in its long-term debt of $850,000 as well as an accrual for the $289,000 accrued 2008 earn-out payment that the USVD Sellers, Messrs. Fischer and Diamond, claim is due to them.
The Company is currently analyzing the forgoing civil action and, since their departures, has been aggressively investigating the actions undertaken by of Messrs. Fischer and Diamond, as well as the former USVD employees, both before and after their resignations. The litigation is in its early stages, and it is premature to project its outcome. The Company intends to vigorously defend the Circuit Court action and to pursue all available defenses, claims and counter claims against the USVD Sellers, Messrs. Fischer and Diamond, former USVD employees and others.
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
Dated: February 8, 2010