Form 10-K
period 2009-12-31
BROOKSIDE TECHNOLOGY HOLDINGS, CORP.
filed 2010-04-15
CIK 1367001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For Year Ended December 31, 2009
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
Revenues for the year ended December 31, 2009: $17,542,252
Aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2009 was: $2,488,215
Number of shares of the registrant’s common stock outstanding as of April 15, 2010 is: 178,079,405

Brookside Technology Holding Corp.

PART I
ITEM I. DESCRIPTION OF BUSINESS
DESCRIPTION OF BROOKSIDE TECHNOLOGY HOLDINGS CORP.’S BUSINESS
Operations
Brookside Technology Holdings Corp., (the “Company”) is the holding company for Brookside Technology Partners, Inc, a Texas corporation (“Brookside Technology Partners”), US Voice & Data, LLC, an Indiana Limited Liability Company (“USVD”), Standard Tel Acquisitions, Inc., a California Corporation (“Acquisition Sub”), Trans-West Network Solutions, Inc., (“Trans-West”), a California Corporation and Standard Tel Networks, LLC, a California Limited Liability Company (“STN”). All operations are conducted through these (five) wholly owned subsidiaries.
Collectively, the subsidiary companies are providers of converged business communications products and services from Mitel, Inter-tel (owned by Mitel), Nortel and NEC. The Company, is the 2nd largest MITEL dealer in the United States, and is recognized by Mitel as a Platinum ELITE Partner. The Company combines technical expertise in a range of communications products, including IP-enabled platforms, wired and wireless IP and digital endpoints and leading edge communications applications to create converged voice, video and data networks that help businesses increase efficiency and optimize revenue opportunities, critical for success in today’s competitive business environment. Specializing in selling, designing, analyzing and implementing converged Voice over IP (VoIP), data and wireless business communications systems and solutions for commercial and state/government organizations of all types and sizes in the United States, the Company has offices that provide a national footprint. Headquartered in Huntington Beach, California, STN has offices in the Sacramento, and San Diego. Headquartered in Austin, Texas, Brookside Technology Partners serves the Texas market. Headquartered in Louisville, Kentucky, USVD serves the Kentucky and Southern Indiana markets, operating out of offices in Louisville, Lexington and Indianapolis. Combined, new implementations represent approximately 70% of the Company’s revenues with the remaining 30% generated by service, support, maintenance and other recurring revenues from our existing customer base.
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
The Company’s common stock is quoted on the NASDAQ Over the Counter Bulletin Board (OTCBB) under the symbol: BKSD.
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

Increase in Authorized Shares
On November 19, 2009, shareholders representing a majority of the Company’s shares entitled to vote at a meeting executed and delivered to the Company written consents in lieu of a meeting approving an increase in the Company’s authorized shares of common stock from one billion (1,000,000,000) shares to ten billion (10,000,000,000) shares.
Vicis Equity Infusion
On July 3, 2008, the Company entered into a Securities Purchase Agreement (the “Vicis Agreement”) with Vicis Capital Master Fund, a sub-trust of Vicis Capital Series Master Trust (“Vicis”), pursuant to which Vicis acquired (a) 2,500,000 shares of Series A Stock; and (b) a warrant (the “Warrant”) to purchase 250,000,000 shares of common stock of the Company at $0.03 per share (the “Exercise Price”), for an aggregate purchase price of $2,500,000 (“Vicis Equity Infusion”). The warrant included a put provision inherent in the redemption provision included in the warrant agreements and recorded at issuance as a liability for “Derivative financial instruments at estimated fair value” on the Company’s balance sheet in accordance with the current authoritative guidance. The Company is required to adjust the carrying value of the above warrants to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. In valuing the above warrants the company used the Black-Scholes model. The warrant included a redemption right, payable in cash upon the future occurrence of a change in control. As such, the Company recorded a derivative financial instrument at fair value of $2,162,879 in connection with this transaction.
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
RECENT DEVELOPMENTS
Recent Financings
Effective June 1, 2009, the Company entered into a Securities Purchase Agreement with Vicis, pursuant to which Vicis invested an additional $1,000,000 in the Company and the Company issued to Vicis 1,000,000 shares of the Company’s Series A Convertible Preferred Stock and a warrant to purchase 100,000,000 shares of common stock at an exercise price of $0.01 per share. The warrant included a put provision inherent in the redemption provision included in the warrant agreements and recorded at issuance as a liability for “Derivative financial instruments at estimated fair value” on the

Company’s balance sheet in accordance with the current authoritative guidance. The Company is required to adjust the carrying value of the above warrants to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. In valuing the above warrants the company used the Black-Scholes model. The warrant included a redemption right, payable in cash upon the future occurrence of a change in control. As Such, the Company recorded a derivative financial instrument at fair value of $898,756 in connection with this transaction.
Additionally, effective April 12, 2010, the Company entered into a Securities Purchase Agreement with Vicis, pursuant to which Vicis invested an additional $3,000,000 in the Company and the Company issued to Vicis 3,000,000 shares of the Company’s Series A Stock and a warrant to purchase 300,000,000 shares of Common Stock at an exercise price of $0.01 per share. The warrant included a put provision inherent in the redemption provision included in the warrant agreements and recorded at issuance as a liability for “Derivative financial instruments at estimated fair value” on the Company’s balance sheet in accordance with the current authoritative guidance. In accordance with the authoritative guidance, the Company is required to adjust the carrying value of the above warrants to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. In valuing the above warrants, the Company used the Black-Scholes model. The warrant included a redemption right, payable in cash upon the future occurrence of a change in control. As such, the Company recorded a derivative financial instrument at fair value of $4,336,103 in connection with this transaction in April 2010.
Industry Overview
The Company, through its wholly owned subsidiaries, operates in a highly specialized market of providing turnkey converged voice and data solutions for companies of all sizes and types. We believe this market is currently evolving. This coupled with the de-franchising and customer abandonment in the small to medium size market place as a result of numerous mergers by traditional operating companies such as Southwestern Bell, AT&T, Verizon and Bellsouth has created a significant opportunity for expert convergence companies. We believe Voice over IP (“VoIP”) is one of the most promising advancements in the telecommunications industry in the past 10 years. This technology uses Internet Protocol or IP to support two-way transmission of voice traffic over IT networks rather than traditional separate phone networks. Setting voice on an IP network allows service providers and businesses to combine both voice and data services over a single network. Key benefits to VoIP are:
•	Network cost reduction

•	Cost-effective remote user applications

•	New, simplified features and functionality for users

•	Shared infrastructure resources

•	Improved inter-company WAN communications
Products and Services
The Company, through its wholly owned subsidiary companies, is a provider of converged business communications products and services from Mitel, Inter-tel (owned by Mitel), Nortel and NEC. The Company, as the 2nd largest MITEL dealer and as a Platinum ELITE Partner, combines technical expertise in a range of communications products, including IP-enabled platforms, wired and wireless IP and digital endpoints and leading edge communications applications to create converged voice, video and data networks that help businesses increase efficiency and optimize revenue opportunities, critical for success in today’s competitive business environment. Specializing in selling, designing, analyzing and implementing converged VoIP, data and wireless business communications systems and solutions for commercial and state/government organizations of all types and sizes in the United States, the Company has offices that provide a national footprint. Headquartered in Huntington Beach, California, STN has offices in the San Francisco Bay Area, Sacramento, and San Diego. Headquartered in Austin, Texas, Brookside Technology Partners serves the Texas market. Headquartered in Louisville, Kentucky, USVD serves the Kentucky and Southern Indiana markets, operating out of offices in Louisville, Lexington and Indianapolis. Combined new implementations represent approximately 70% of the Company’s revenues with the remaining 30% generated by service, support, maintenance and other recurring revenues from our existing customer base.
Through our growth strategy, which is discussed below, we hope to offer a complete line of emerging communications technology and service support coverage to the national marketplace.

Our Business Strategy
Management believes that our future growth will be based upon a continued concentration on the core aspects of our business: targeted sales/marketing activities with broader geographic coverage and product offerings, expanded domestic and international OEM/VAR relationships, sourcing new product innovations designed to enhance the VoIP solution, exceptional professional services. We believe there is a growing customer demand for a nationally authorized and certified distributor specializing in converged VoIP technologies. We hope to acquire synergistic small to medium size VoIP convergence distributors in an effort to develop a national telecommunications company focused on VoIP. Potential acquisition candidates would include wholesalers and re-marketers of business telephones systems and telecommunications equipment components and other companies that would complement the various technologies that are part of a converged voice, data, and wireless network. Such companies would include those that provide point of sale, wireless ISP, data networking professional services, web development and hosting technologies and services. Management believes there will be a number of significant advantages derived from combining and merging such small and medium sized companies, including:
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
See “Management’s Discussion and Analysis of Financial Condition and Plan of Operation.”
Marketing and Distribution
Through our 8 district offices, we employ advanced technical experts and provide unparalleled service in converged voice, data and video markets. We have also established a standard sales process in all of our district offices as well as company-wide tracking of the sales process by specific sales person in order to properly manage and track sales activity. We have demonstration facilities for our products in all offices.
We target businesses with 25-500 employees as well as certain vertical markets such as multi location banks, law firms, medical centers and professional offices that have embraced our value proposition, which includes the delivery and installation of the hardware at competitive pricing , as well as hardware and software maintenance and service contracts, and competitive financing. These targeted efforts have been accelerated though the use of certain lead-generating databases we have developed and have purchased. Our prospecting approach and sales process revolves around our proprietary promise of value through our Telefficiency™ program. This process includes telemarketing, email, and face-to-face activities to identify prospective customers. We practice a 5 STEP Sales/Assessment process to identify where and how our products and services align with our prospects goals and objectives. The effects of Telefficiency™ for our customers include increased top and bottom line and improvements in employees’ productivity and efficiency. Our proprietary Telefficiency™ Program bundles into one payment the technology, warranty, care/support, as well as protection against obsolescence.
Competition
The converged voice and data solutions market is highly competitive, and is characterized by continuously developing technology (hardware and software products) and frequent introductions of new products and features. As we continue to grow, we will have greater market presence and resources to compete with any national providers of like products and services. Management believes that its three primary competitors are equipment manufacturers, professional service firms and hosted-solution providers within the premise based and hosted solution environments. We expect competition to increase as other companies introduce additional and more competitive products in the VoIP market and as we develop additional capabilities and source new product offerings and new technological solutions.
Equipment Manufacturers. Some traditional phone manufacturers and VoIP equipment manufacturers (Cisco, Mitel, Siemens, Avaya, etc.) possess professional service organizations that sell and deploy VoIP solutions. The companies have vast resources and large sales forces and represent the primary competitive threat to us. The equipment manufacturers in conjunction with software companies and even academic institutions are attempting to develop sophisticated communication solutions in regards to VoIP.
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
Employees
We have 121 employees as of March 31, 2010, consisting of six executive officers, 40 salespeople, 55 technicians and 19 administrative staff. None of our employees is a party to a collective bargaining agreement and we believe our relationship with our existing employees is good. We may also employ certain consultants and independent contractors to assist in the completion of projects.
Our principal corporate office is located at 15500 Roosevelt Blvd, Suite 101, Clearwater, FL 33760, and our telephone number is (727) 535-2151. We are a Florida corporation.
ITEM 1A. RISK FACTORS
     An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and other information contained in this report before deciding to invest in our common stock. The risks described below are not the only ones facing our company. Additional risks not presently known to us or which we currently consider immaterial may also adversely affect our company. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected. In such case, the trading price of our common stock could decline, and you could lose a part or all of your investment.

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
The Chatham Credit Agreement contains standard representations, warranties and covenants that require the Company, on a consolidated basis, to maintain at the end of each month: (1) a fixed charge coverage ratio for the 12 months then ended of at least 1.75:1; and (2) a leverage ratio as of the last day of such fiscal month and for the 12 months then ended of not more than 3:1, in each case calculated as set forth in the Credit Agreement. Although the Company was in compliance with all of its covenants at December 31, 2008, the Company is currently not in compliance with the leverage ratio. There can be no assurances that we will generate sufficient availability under this arrangement to provide adequate financing to fund our business strategy. Failure to do so will have a severe adverse affect on the Company. In April 2010, Chatham waived all existing defaults and the Company is now in full compliance with its financial covenants under this agreement.
We have very limited liquidity from operations.
The Company had net cash used in operating activities of $2,363,407 and $332,352 during the years ended December 31, 2009 and 2008, respectively. Failure to improve the Company’s cash from operations could have a severe adverse affect on the Company.
We may not be able to undertake our growth strategy.
In addition to operating Brookside Technology Partner’s, USVD’s and STN’s historical businesses, our growth strategy calls for undertaking strategic acquisitions over the next 12 months. See “Description of Business — Growth Strategy.” since our liquidity issues caused us to enter into a default situation with Chatham, this will limit our access to capital. As such, we may not be able to implement our acquisition strategy.
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
Our officers’ and directors’ involvement with other businesses may cause them to allocate their time and services between us and other entities. Consequently, they may give priority to other matters over our needs, which may materially cause us to lose their services temporarily, which could affect our operations and profitability. We also rely heavily on Michael Promotico, CEO of STN. The loss of any of these individuals would adversely impact us.
We are dependent upon third party suppliers to provide our products, and the loss of these suppliers or a disruption or interruption in the supply chain may adversely affect our business.
We do not manufacture any of our products. We purchase our products from third parties. The loss of one or more of our suppliers could cause a significant disruption or interruption in the supply chain and could have a material adverse effect on our business. Nortel, one of our major third party suppliers, filed for bankruptcy protection on January 14, 2009. The Company does not believe that the Nortel bankruptcy will material impact its future revenues or results from operation. As a percentage of total sales, Nortel represents the least amount of products sold. Only Brookside Technology Partners, Inc., the Company’s subsidiary in Texas, sells Nortel. Further, Nortel products remain available to the Company notwithstanding the bankruptcy. Additionally, while Brookside Technology Partners, Inc has and will continue to support Nortel customers with Nortel products, it can transition new and future customers to Mitel and NEC products.
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
We have very light trading volume and a lot of shares available for sale. We have issued shares of Preferred Stock that are convertible into 1,310,671,600 shares of common stock, along with warrants that are convertible into a total of 737,612,003 shares of common stock. Included in this amount is an additional warrant to purchase 100,000,000 shares of common stock to Vicis, issued on June 1, 2009. We have agreed to register the resale of all the shares of common stock underlying the Preferred Stock and the warrants. The sale of any of the foregoing shares of common stock may adversely affect the market price of our common stock. We haven’t experienced a significant amount of trading volume. As a result, if you purchase any shares of common stock, such shares may be relatively illiquid and you may lose your entire investment. Further, if we fail to timely file or maintain the effectiveness of the registration statement in violation of our contractual obligations to register the shares, we may incur additional liquidated damages. Through December 31, 2009, the Company has incurred a liability totaling $154,400. Penalty warrants in the amount of 2,523,919 were issued in connection with the late registration of the shares underlying the Series A Stock and warrants issued in the Private Placement. The liability incurred in connection with the Private Placement therefore totaled $25,693 and were included in additional paid-in capital as it was considered possible at the time the Series A Stock were issued. The liability incurred as a result of the late filing of the Series B Stock (classified as debt) and the USVD Sellers was 720,000 additional warrants issued and 105,000 common shares to be issued with a calculated liability of $154,400 at December 31, 2008. The Company utilizes the Black-Scholes model to determine the fair value of its warrants.

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
Our directors and executive officers beneficially own approximately 21% of our common stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on our stock price; stockholders may be unable to exercise control.
As of March 31, 2009, our executive officers, directors and affiliated persons beneficially owned approximately 21% of our common stock. As a result, our executive officers, directors and affiliated persons will have significant influence to:
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable to Registrant as Registrant is not an “accelerated filer” or “large accelerated filer” as such terms are defined in Rule 12b-2 under the Exchange Act.
ITEM 2. DESCRIPTION OF PROPERTY
We lease approximately 2,047 square feet of office space located at 15500 Roosevelt Blvd, Suite 101, Clearwater, Florida, 33760. We are leasing this space for five years until November 30, 2012. We are also leasing approximately 5,000 square feet of office space located at 7703 North Lamar Boulevard, Suite 500, Austin, Texas, 78734. We are leasing this space for a 30-month term ending March 31, 2010. We also lease approximately 5060 square feet of office space located at 11500 Blankenbaker Access Dr., Suite 101, Louisville, KY 40299. We lease approximately 5,998 square feet of office space located at 8345 Clearvista Place, Indianapolis, Indiana 46256. We lease approximately 2,400 square feet of office space located at 2301 Maggard Court, Lexington, Kentucky. We believe these premises are currently sufficient to meet our needs. However, as we expand into other markets, we intend to lease out the appropriate space to keep pace with our expansion. Additionally, we lease approximately 5,110 square feet of office space located at 15153-61 Springdale Street, Huntington Beach, CA 92649. We lease approximately 3,960 square feet of office space located 4229 Northgate Boulevard, Sacramento, CA 95834. We also lease approximately 4033 square feet of office space located 7098 Miratech Drive, Suites 140 and 150, San Diego, CA 92121.
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
In addition, in connection with the acquisition of USVD, Messrs. Fischer and Diamond were provided employment agreements, pursuant to which they held the positions of CEO and COO, respectively, at USVD. The employee agreements provided Messrs. Fischer and Diamond with annual base salaries of $105,000 and $145,000, respectively. As a result, until recently, the Company relied on Messrs. Fischer and Diamond to continue to operate USVD.
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
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Shares of the Company’s common stock are quoted on the Over the Counter Bulletin Board (“OTCBB”) under the symbol BKSD. Our shares began being quoted in July, 2006. The following table sets forth, since July, 2006, the range of high and low intraday closing bid information per share of our common stock as quoted on the OTCBB.

Quarter Ended	High ($)	Low ($)
Fiscal year ended December 31, 2009
December 31, 2009	0.01	0.01
September 30, 2009	0.01	0.01
June 30, 2009	0.02	0.02
March 31, 2009	0.04	0.04

Fiscal year ended December 31, 2008:
December 31, 2008	0.04	0.02
September 30, 2008	0.06	0.02
June 30, 2008	0.07	0.03
March 31, 2008	0.14	0.05
Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of April 15, 2010, there were approximately 39 holders of record of our common stock. This amount does not include beneficial owners of our common stock held in “street name.”
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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
     The following table sets forth, as of December 31, 2009, information with regard to equity compensation plans (including individual compensation arrangements) under which our securities are authorized for issuance.

			Number of securities
			remaining available for
			future issuance under
	Number of Securities	Weighted-average	equity compensation plans
	to be issued upon	exercise price of	(excluding securities
Plan Category	exercise of outstanding options (a)	outstanding options	reflected in column (a))
Equity compensation plans approved by stockholders	35,000,000	$.01	13,800,000

Equity compensation plans not approved by stockholders	0	0	0

Total	35,000,000	$.01	13,800,000

RECENT SALES OF UNREGISTERED SECURITIES
Effective June 1, 2009, the Company entered into a Securities Purchase Agreement with Vicis, pursuant to which Vicis invested an additional $1,000,000 in the Company and the Company issued to Vicis 1,000,000 shares of the Company’s Series A Convertible Preferred Stock and a warrant to purchase 100,000,000 shares of common stock at an exercise price of $0.01 per share. The warrant included a put provision inherent in the redemption provision included in the warrant agreements and recorded at issuance as a liability for “Derivative financial instruments at estimated fair value” on the Company’s balance sheet in accordance with the current authoritative guidance. The Company is required to adjust the carrying value of the above warrants to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. In valuing the above warrants the company used the Black-Scholes model. The warrant included a redemption right, payable in cash upon the future occurrence of a change in control. As Such, the Company recorded a derivative financial instrument at fair value of $898,756 in connection with this transaction.
Additionally, effective April 12, 2010, the Company entered into a Securities Purchase Agreement with Vicis, pursuant to which Vicis invested an additional $3,000,000 in the Company and the Company issued to Vicis 3,000,000 shares of the Company’s Series A Stock and a warrant to purchase 300,000,000 shares of Common Stock at an exercise price of $0.01 per share. The warrant included a put provision inherent in the redemption provision included in the warrant agreements and recorded at issuance as a liability for “Derivative financial instruments at estimated fair value” on the Company’s balance sheet in accordance with the current authoritative guidance. In accordance with the authoritative guidance, the Company is required to adjust the carrying value of the above warrants to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. In valuing the above warrants, the Company used the Black-Scholes model. The warrant included a redemption right, payable in cash upon the future occurrence of a change in control. As such, the Company recorded a derivative financial instrument at fair value of $4,336,103 in connection with this transaction in April 2010.
ITEM 6. SELECTED FINANCIAL DATA
The selected financial information below has been derived from Brookside’s consolidated financial statements and related notes for the year ended December 31, 2009 and 2008. Historical results are not necessarily indicative of the results of operations for future periods. The data set forth below is qualified in its entirety by and should be read in conjunction with Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements set forth in full elsewhere in this report (Form 10-K).

	For the Years Ended December 31,
	2009	2008
REVENUES
Installation and other services	$6,224,395	$5,327,723
Equipment sales	11,317,857	16,381,884

Total revenues	17,542,252	21,709,607
Cost of sales	7,151,826	11,160,248

GROSS PROFIT	10,390,426	10,549,359
OPERATING EXPENSES
General and administrative	11,974,143	8,851,632
Depreciation expense	142,242	132,294

Total operating expenses	12,116,385	8,983,926

OTHER INCOME (EXPENSE)
Interest expense	(2,125,740)	(2,041,393)
Amortization expense of loan and intangibles	(1,705,064)	(5,602,861)
Finance expense on derivatives	(3,811,803)	(4,156,069)
Gain on change in fair value of derivative Financial instruments	10,390,719	5,245,207
Loss on impairment of goodwill	(5,320,775)	—
Gain on extinguishment of debt	—	151,619
Other income, net	1,496	15,582

Total other income (expense)	(2,571,167)	(6,387,915)

Loss before income taxes	(4,297,126)	(4,822,482)
Provision for income taxes	(28,062)	(164,000)

Net loss	$(4,325,188)	$(4,986,482)
Preferred stock dividends	(1,015,585)	(476,023)

Net loss attributable to common shareholders	$(5,340,773)	$(5,462,505)

Loss per share — basic and fully diluted	$(0.036)	$(0.052)

Weighted average shares outstanding-basic And fully diluted	147,947,997	104,802,022

BALANCE SHEET AND OTHER DATA

	As of December 31,
	2009	2008
Total current assets	$5,893,863	$9,171,809

Total assets	17,937,195	27,294,139

Total current liabilities	14,321,038	8,745,868

Long term debt, less current portion	17,392	5,053,135

Derivative financial instruments at fair value	6,437,547	12,016,463

Total liabilities	20,775,977	25,815,466

Total stockholders’ (deficit) equity	$(2,838,782)	$1,478,673

Cash Flow Data:
Net cash used in operating activities	$(2,363,407)	$(332,352)

Net cash provided (used) in investing activities	1,252,321	(4,862,410)

Net cash provided by financing activities	471,985	5,842,441

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
Plan of Operation
Introduction
Our company, Brookside Technology Holdings Corp. (formerly “Cruisestock, Inc.”), is headquartered in Clearwater, Florida and was incorporated in September, 2005 under the laws of the State of Texas. On February 21, 2007, through a series of transactions (the “Share Exchange”), we acquired Brookside Technology Partners, Inc. (“Brookside Technology Partners”), which was incorporated in December 2001 under the laws of the State of Texas. Prior to the Share Exchange, we were a development stage company and had not realized any revenues from our operations. As a result of the Share Exchange, (i) Brookside Technology Partners became our wholly-owned subsidiary, (ii) the former stockholders of Brookside Technology Partners obtained, collectively, the majority ownership of the outstanding common stock of our company and (iii) we succeeded to the business of Brookside Technology Partners as our sole business. From an accounting perspective, Brookside Technology Partners was the acquirer in the Share Exchange. Because of the forgoing, management does not believe that it is informative or useful to compare Cruisestock’s results of operations with those of Brookside Technology Partners. Instead, below we discuss Brookside Technology Partners’ results of operations and financial performance. See Note 1 to our Financial Statement contained herein.
Headquartered in Austin, Texas, Brookside Technology Partners is a provider and global managed service company specializing in selling, designing, analyzing and implementing converged VoIP, data and wireless business communications systems and solutions for commercial and state/government organizations of all types and sizes in the United States. Brookside is recognized a leading VoIP resellers and professional services vendors with over 300 BCM installations that have various forms of networked or VoIP functionality.
Additionally, on September 14, 2007, we acquired all of the membership interest of USVD from The Michael P. Fischer Irrevocable Delaware Trust under Agreement dated April 5, 2007, and The M. Scott Diamond Irrevocable Delaware Trust under Agreement dated April 23, 2007 (the “Sellers”), pursuant to a Membership Interest Purchase Agreement closed on such date (the “Purchase Agreement”).
Headquartered in Louisville, Kentucky, USVD is a leading regional provider of telecommunication services including planning, design, installation and maintenance for the converged voice and data systems. USVD serves the Kentucky and Southern Indiana markets, operating out of offices in Louisville, Lexington and Indianapolis. USVD combines technical expertise in a range of communications products, including IP-enabled platforms, wired and wireless IP and digital endpoints and leading edge communications applications to create converged voice, video and data networks that help businesses increase efficiency and optimize revenue opportunities, critical for success in today’s competitive business environment. The sale of new systems, built on either Inter-Tel or NEC platforms, is the backbone of USVD’s business, typically accounting for approximately 65% of USVD’s revenue. The purchase price of approximately $15,400,000 was paid through a combination of common stock, cash at closing and a seller note. Additionally, the Purchase Agreement provides the Sellers with the opportunity to earn additional stock or cash consideration in the form of a three-year performance based earn-out.

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

HISTORICAL RESULTS — YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008.
Revenues, Cost of Sales and Gross Margins
Total revenues from operations for the year ended December 31, 2009 were $17,542,252 compared to $21,709,607 reported for the same period in 2008, a decrease of $4,167,355 or 19.2%. This decrease in revenues is primarily due to the decreased sales activity at USVD experienced in 2009 versus the comparable period in 2008. This decrease was partially offset by the acquisition of STN, which added $7,216,474 to the Company’s total revenues for the year ended December 31, 2009. While the Company believes that a portion of this decrease in earnings may be due to general market and economic conditions, however, as discussed further under “Legal Proceedings,” the Company has taken action and continues to aggressively investigate the actions of certain former employees of USVD undertaken both before and after their resignations from USVD. Since the departure of the former USVD employees, the Company has successfully hired sales and sales management personnel and transitioned USVD operations and administrative management to the Company’s management team.
Cost of sales was $7,151,826 for the year ended December 31, 2009 compared to $11,160,248 reported for the same period in 2008, a decrease of $4,008,422 or 35.9%. Total cost of sales decreased due to decreased revenues discussed above while cost of sales decreased as a percentage of total sales. As a percentage of sales, cost of sales was 40.8% and 51.4% for the year ended December 31, 2009 and 2008, respectively. This improvement in cost of sales as a percentage of sales is primarily attributable to the Company’s multi-faceted and differentiated approach, “Teleficiency”™, a universal focus on higher margin, approach specific, value added business and technology solutions.
Gross margin was $10,390,426 or 59.2% as a percentage of revenue for the year ended December 31, 2009 compared to $10,549,359 or 48.6% as a percentage of revenue reported for the same period in 2008. The increase in the gross margin as a percentage of revenue is due primarily to the Company’s multi-faceted and differentiated approach, “Teleficiency”™, a universal focus on higher margin, approach specific, value added business and technology solutions.
General and Administrative Expenses
General and administrative expenses were $11,974,143 and $8,851,632 for the year ended December 31, 2009 and 2008, respectively, representing an increase of $3,122,511. The increase in 2009 was due primarily to the full year of operations for STN in 2009 versus only a partial year in 2008. This accounted for $3,534,247 of the increase. The increase was partially offset by the decrease in general and administrative expenses due to organizational sizing and direct cost cutting to reduce general and administrative expenses. The Company’s management continues to evaluate expenses in line with revenues to determine additional cost cutting.
Rental expense for operating leases for the year ended December 31, 2009 and 2008 was $672,875 and $504,693 respectively, representing an increase of $168,182. The increase is primarily due to the full year of operations of STN which accounted for $157,226 of the increase.
On July 26, 2007, the Company entered into a 31 month lease for its Austin operations under a lease classified as an operating lease. Effective September 26, 2007, the Company assumed current operating leases for the three offices leased by USVD. On October 15, 2007, the Company entered into a 60 month lease for its headquarters in Clearwater, Florida effective December 1, 2007. On June 15, 2009, the Company entered into a new lease for its Sacramento operations for 28 months under a lease classified as an operating lease. On September 7, 2009 the Company extended the lease for its San Diego operations for 60 months under a lease classified as an operating lease. Minimum lease obligations are as follows:

2010	$441,524
2011	306,004
2012	280,381
2013	68,072
2014	46,766
Stock Based Compensation
Stock based compensation for the year ended December 31, 2009 was $77,733 compared to $165,237 reported for the same period in 2008. The 2009 expense relates to the stock option agreements entered into with Sara Hines. Pursuant to Ms.

Hines stock option agreement, we granted to Ms. Hines an option to purchase up to 2,000,000 shares of our common stock at an exercise price of $.01 per share (the “Sara Hines” options). The 2008 expense relates to the stock option agreements entered into with Dan Parker, Bonnie Parker, Michael Promotico, and the cancellation and re-issuance in 2008 of the stock options originally issued to Bryan McGuire and George Pacinelli in 2007. Pursuant to Mr. Parker’s stock option agreement, we granted to Mr. Parker an option to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.05 per share (the “Dan Parker Options”). Pursuant to Ms. Parker’s stock option agreement, we granted to Ms. Parker an option to purchase up to 200,000 shares of our common stock at an exercise price of $0.05 per share (the “Bonnie Parker Options”). Pursuant to Mr. Promotico’s stock option agreement, we granted to Mr. Promotico an option to purchase up to 4,000,000 shares of our common stock at an exercise price of $0.04 per share (the “Promotico Options”). Additionally, in 2008 we cancelled the options originally issued to Bryan McGuire and George Pacinelli in 2007 (discussed in the previous paragraph) and re-issued to Mr. Pacinelli an option to purchase up to 7,000,000 shares of our common stock at an exercise price of $0.025 per share (the “Pacinelli Options”) and re-issued to Mr. McGuire’s an option to purchase up to 7,000,000 shares of our common stock at an exercise price of $0.025 per share (the “McGuire Options”) (the Sara Hines Options, the Dan Parker Options, the Bonnie Parker Options, the Promotico Options, the Pacinelli Options and the McGuire Options collectively hereinafter referred to as the “Options”). The Options are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and were granted pursuant to our 2007 Stock Option Plan, pursuant to which we have reserved 35,000,000 shares of common stock for issuance to employees, directors and consultants. The Options vest as follows:

Number of Shares	Year Vested
2,633,333	2010
1,244,444	2011
87,500	2012
The Company recognizes employee stock based compensation in accordance with the authoritative guidance. The Company utilizes the Black-Scholes valuation model to value all stock options. Compensation for restricted stock awards is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Compensation cost for all awards will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. For the years ended December 31, 2009 and 2008, the Company recognized $77,733 and $165,237 in Employee Stock Compensation Expense, respectively. The Company has unrecognized stock compensation expense of $97,223 which will be recognized to expense over the remaining vesting period.
Amortization Expense
The Company recognized $1,705,064 and $5,602,861 of amortization expense for the years ending December 31, 2009 and 2008, respectively. This represented a decrease of $3,897,797. The amortization expense was related to the accounting treatment of the warrants issued and allocation of beneficial conversion in connection with the debt financing for the acquisition of USVD and the acquisition of STN. The amortization expense also includes amortization related to deferred financing costs and intangible assets. The decrease is due primarily to the full amortization in 2008 of the warrants issued with the Hilco financing.
Interest Expense
Interest expense was $2,125,740 and $2,041,393 for the year ended December 31, 2009 and 2008, respectively. This increase of $84,347 is due primarily to the interest charged on the increasing debt balance with Chatham in 2009.
Finance Expense on Derivatives
Finance expense on derivatives was $3,811,803 and $4,156,069 for the years ended December 31, 2009 and 2008, respectively. The $4,156,069 in 2008 was due to the valuation of the Vicis warrants issued in connection with the STN acquisition financing. The $3,811,803 in 2009 was due to the valuation of the Vicis warrants of $925,571 issued in connection with the $1,000,000 financing and $2,886,232 for the series A, B and C warrants issued with the initial Series A Stock transactions which took place in 2007, which was previously classified in equity. This expense is the amount by which the fair value of the derivative liability exceeds the proceeds received. These valuations were based on the Black-Scholes model.

Gain on Change in Fair Value of Derivative Financial Instruments
Gain on change in fair market value of derivative financial instruments was $10,390,719 and $5,245,207 for the years ended December 31, 2009 and 2008, respectively. This is an increase in gain of $5,145,512. This is due to the decrease in fair market value of the warrants pursuant to valuation using the Black-Scholes Model. The fair value of the derivative liability decreased as a result of a decline in the market price of the Company’s common stock.
Loss on Impairment of Goodwill
The Company performed an analysis to ascertain the potential impairment to the current carrying value of goodwill. Management considered an analysis based on discounted cash flow and a market based apporach to be the most applicable. This analysis was based on projected cash flows for the years ended 2010 through 2013, with a residual value of 4.5 times the earnings before interest, taxes, depreciation and amortization (“EBITDA”). This multiple approximates the actual negotiated average purchase price of STN and USVD by the Company, negotiated at arms-length. In order to achieve these future cash flows, the Company added an assumption for an initial investment of $1,000,000 in 2010.
Based on these assumptions, the Company calculated the value of goodwill to be $11,659,254. Since the carrying value of goodwill was $16,980,029, an adjustment for impairment of long-lived assets of $5,320,775 was made at December 31, 2009. There was no loss for impairment of goodwill for the year ended December 31, 2008.
Income Taxes
Provision for income taxes was $28,062 and $164,000 for the years ended December 31, 2009 and 2008, respectively. This expense relates to state income tax due for the year ended December 31, 2009 and 2008, respectively.
Effective at the beginning of the first quarter of 2007, the Company adopted the authoritative guidance regarding the accounting for uncertainty in income taxes. The authoritative guidance contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. As a result of the implementation of FIN 48, the Company has not changed any of its tax accrual estimates. The Company files U.S. federal and U.S. state tax returns. For state tax returns the Company is generally no longer subject to tax examinations for years prior to 2006.
Net (Income) Loss
Net loss was $4,325,188 and $4,986,482 for the years ended December 31, 2009 and 2008, respectively. This represents a decrease in net loss of $661,294. This decrease is primarily due to the increase in gain on change in fair value of derivative financial instruments of $10,390,719 and the decrease in amortization expense of $3,897,797, partially offset by the loss on impairment of goodwill of $5,320,775.
Liquidity and Capital Resources
Additional Capital
To the extent that additional capital is raised through the sale of our equity or equity-related securities of our subsidiaries, the issuance of our securities could result in dilution to our stockholders. No assurance can be given that we will have access to the capital markets in the future, or that financing will be available on terms acceptable to satisfy our cash requirements, implement our business strategies, and meet the restrictive requirements of the debenture financing described above. If we are unable to access the capital markets or obtain acceptable financing, our results of operations and financial condition could be materially and adversely affected. We may be required to raise substantial additional funds through other means. In 2009 and 2008 we did not generate sufficient revenues from our commercial operations associated with product salse. Management will seek to raise additional capital through one or more equity or debt financings or have discussions with certain investors with regard thereto. We cannot assure our stockholders that our revenues will be sufficient to fund our operations.

In April 2010 we obtained an additional $3 million in equity financing, which we believe will be sufficient to meet our working capital needs for the next 12 months. However if our revenues continue to be insufficient and if adequate funds are not available to us, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to sell certain of our technologies or products.
The Company had a net loss for the year ended December 31, 2009 of approximately $4.3 million and has an accumulated deficit of approximately $23.0 million. For the year ended December 31, 2009, the Company had net cash used in operations of approximately $2.4 million. Historically, the Company has relied on borrowings and equity financings to maintain its operations. The Company believes it has enough cash to operate for the coming year with its cash on hand, cash to be generated from operations and the borrowing availability with its lenders. However, the recent economic downturn could have a material effect on its business operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.
Management is focused on managing costs in line with estimated total revenues for 2010 and beyond, including contingencies for cost reductions if projected revenues are not fully realized. However, there can be no assurance that anticipated revenues will be realized or that the Company will successfully implement its plans. Additionally, the Company is in discussions with its senior and subordinated lender regarding obtaining additional financing to execute its business plan. See Risk Factors.
The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Year Ended December 31
Category	2009	2008
Net cash used in operating activities	$(2,363,407)	(332,352)
Net cash provided (used) in investing activities	1,252,321	(4,862,410)
Net cash provided by financing activities	471,985	5,842,441

Net increase (decrease) in cash	$(639,101)	$647,679

In 2009 and 2008 we did not have sufficient revenues to cover our incurred expenses. Our management recognizes that we must generate additional resources to enable us to pay our obligations as they come due, and that we must ultimately successfully implement our business plan and achieve profitable operations. We cannot assure you that we will be successful in any of these activities. Should any of these events not occur, our financial condition will be materially adversely affected.
The time required for us to become profitable from operations is highly uncertain, and we cannot assure you that we will achieve or sustain operating profitability or generate sufficient cash flow to meet our planned capital expenditures, working capital and debt service requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.
We cannot assure you that we will generate sufficient cash flow from operations or obtain additional financing to meet scheduled debt payments and financial covenants. If we fail to make any required payment under the agreements and related documents governing our indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities, which may result from the inability of the Company to continue as a going concern.

Net Cash Used in Operations
Net cash used in operating activities for the fiscal year ended December 31, 2009 was $2,363,407, compared with net cash used in operating activities of $332,352 during the same period for 2008, an increase in the use of cash for operating activities of $2,031,055 (611.11%). The increase in the use of cash is due to: (i) higher operating and general and administrative expenses of $3,122,511 (153.7%), including but not limited to a decrease in revenue of $4,167,355 (205.2%), partially offset by a decrease in cost of sales of $4,008,422 (197.4%) and (ii) also partially offset by a net increase in components of operating assets and liabilities of $1,198,094 (58.9%).
Net Cash Used in Investing Activities
Net cash used provided by investing activities of $1,252,321 was generated primarily from our restricted cash in the amount of $1,366,666, partially offset by purchases of fixed assets for fiscal 2009. This compares with net cash used for the same activities of $4,862,410 for 2008, or an increase of $6,114,731, or 125.8%.
Net Cash Provided by Financing Activities
Net proceeds from financing activities were $471,985 for fiscal 2009, compared with $5,842,441 for the same period in 2008, or a decrease of $5,370,456 (91.9%). Of the 2009 proceeds from financing activities, $930,000 (197.0%) was from the issuance of a new equity financing, and $952,175 (201.7%) from the issuance of short-term loans. The decrease in the net cash provided by financing activities is due to (i) a reduction of $1,570,000 (62.8%) from the issuance of new equity financings, and (ii) a reduction of $13,145,280 (93.2%) for proceeds from short-term loans from related parties. Management is seeking, and expects to continue to seek to raise additional capital through equity or debt financings or bank borrowings, including through one or more equity or debt financings or bank borrowings to fund its operations, repay or repurchase its debentures, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.
Cash and Cash Equivalents
Our cash and cash equivalents decreased during fiscal 2009 by $639,101 (76%). As outlined above, the decrease in cash and cash equivalents for the current fiscal period was the result of; (i) cash used in operating activities of $2,363,407, (ii) cash provided by investing activities of 1,252,321, and (iii) cash provided by financing activities of $471,985.
Working Capital Information — The following table presents a summary of our working capital at the end of each fiscal year:

	As of December 31
Category	2009	2008
Cash and cash equivalents	$196,424	$835,525

Current assets	5,893,863	9,171,809
Current liabilities	14,321,038	8,745,868

Working capital (deficit)	$(8,230,751)	$1,261,466

At December 31, 2009, we had a working capital deficit of $8,230,751, compared with a positive working capital at December 31, 2008 of $1,261,466, a decrease in working capital deficit of $9,492,217 (115.3%). For Fiscal 2009, overall current assets decreased $3,277,946, including decreases in cash and cash equivalents, restricted cash, receivables, and deferred contract costs with specific increases in current liabilities of trade payables due to a shortage in working capital and current portion of long-term debt. The decrease in cash is the net result of our operating, investing and financing activities outlined above. Our revenue generating activities during the period, as in previous years, have not produced sufficient funds for profitable operations, and we have incurred operating losses in 2009 and 2008. Accordingly, we have continued to utilize the cash raised in our financing activities to fund our operations. In addition to raising cash through additional financing activities, we have supplemented, and expect to continue to supplement, our future working capital needs through the extension of trade payables and increases in accrued expenses. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of our future operations.
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
Revenue Recognition
The Company derives its revenues primarily from sales of converged VoIP telecommunications equipment and professional services implementation/installation, data and wireless equipment and installation, recurring maintenance/managed service and network service agreements and other services. The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Under the authoritative guidance, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectability is reasonably assured. Sales are recorded net of discounts, rebates, and returns.
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
Revenue from contracts that contain multiple elements that are not accounted for under the percentage-of-completion method are accounted for in accordance with the authoritative guidance. Revenue from these contracts is allocated to each respective element based on each element’s relative fair value, if determinable, and is recognized when the respective revenue recognition criteria for each element are fulfilled. The Company recognizes revenue from the equipment sales and installation services using the percentage of completion method. The services for maintaining the systems the Company installs are sold as a stand-alone contract and treated according to the terms of the contractual arrangements then in effect. Revenue from this service is generally recognized over the term of the subscription period or the terms of the contractual arrangements then in effect. A majority of equipment sales and installation services revenues are billed in advance on a monthly basis based upon the fixed price, and are included both accounts receivable and deferred income on the accompanying balance sheets. Direct costs incurred on such contracts are deferred until the related revenue is recognized and are included in deferred contract costs on the accompanying balance sheets. The Company also provides professional services (maintenance/managed services) on a fixed price basis. These services are billed as bundles and or upon completion of the services.
Stock-Based Compensation. We adopted on January 1, 2006, the provisions of ASC 718-10, which requires recognition of stock-based compensation expense for all share-based payments based on fair value. ASC 718-10, “Share-Based Payment” defines fair value-based methods of accounting for stock options and other equity instruments. This method measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period. We also consider ASC 505-50, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in

Conjunction with Selling, Goods, or Services” (“ASC 505-50”), establishes the measurement principles for transactions in which equity instruments are issued in exchange for the receipt of goods or services. We rely upon the guidance provided under ASC 505-50 to determine the measurement date and the fair value re-measurement principles to be applied. We recognize compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. We consider voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.
Valuation of Long-Lived Assets Including Acquired Intangibles. We evaluate the carrying value of long-lived assets for impairment, whenever events or changes in circumstances indicate that the carrying value of an asset within the scope of ASC 360-10, “Accounting of the Impairment or Disposal of Long-Lived Assets” may not be recoverable. Our assessment for impairment of assets involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, and considers year-end the date for its annual impairment testing.
In 2007 and 2008, the Company completed the acquisitions of USVD and STN. These transactions were accounted for as a business combination. The purchase price for these assets and liabilities assumed were allocated to acquired intangible assets (e.g., purchased contracts) and goodwill.
Impairment of Excess of Purchase Price Over Net Assets Acquired. We follow the provisions of ASC 805-10, “Business Combinations” and ASC 350-10, “Goodwill and Other Intangible Assets.” These statements establish financial accounting and reporting standards for acquired goodwill. Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. Pursuant to ASC 350-10, goodwill must be evaluated for impairment and is not amortized. Excess of purchase price over net assets acquired (“goodwill”) represents the excess of acquisition purchase price over the fair value of the net assets acquired. To the extent possible, a portion of the excess purchase price is assigned to identifiable intangible assets. We determine impairment by comparing the fair value of the goodwill, using primarily the undiscounted cash flow method, with the carrying amount of that goodwill. Impairment is tested annually or whenever indicators of impairment arise. Based on a net realizable value analysis as of December 31, 2009, it was determined that the asset was fully partially impaired and we took an approximately $5.3 million write-off for the impairment of goodwill.
OFF-BALANCE SHEET ARRANGEMENTS
We did not have any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities as of December 31, 2009, and 2008.
RECENT ACCOUNTING PRONOUNCEMENTS
In January 2010, the Company adopted FASB ASU No. 2010-06, “Fair Value Measurement and Disclosures (Topic 820)- Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010. The disclosures about the rollforward of information in Level 3 are required for the Company with its first interim filing in 2011. The Company does not believe this standard will impact their financial statements.
Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurement and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required for Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

In May 2009, ASC 855, “Subsequent Events” (“ASC 855”) was issued. ASC 855 requires the Company to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. ASC 855 is effective for financial periods ending after June 15, 2009. The Company adopted ASC 855 beginning with their interim report dated June 30, 2009. The Company has evaluated subsequent events through April 15, 2010, the date the financial statements were issued.
In June 2008, ASC 470-20-65, “Transition Guidance for Conforming Changes to Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“ASC 470-20-65”) was issued. ASC470-20-65 is effective for years ending after December 15, 2008. The overall objective of ASC 470-20-65 is to provide for consistency in application of the accounting for convertible securities. The Company has computed and recorded a beneficial conversion feature in connection with certain of its prior financing arrangements and does not believe that ASC 470-20-65 has a material effect on that accounting.
In June 2008, ASC 815-40, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“ASC 815-40”) was issued. The objective of ASC 815-40 is to provide guidance for determining whether an equity-linked financial instrument (or Embedded Feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in ASC 815, “Accounting for Derivative Instruments and Hedging Activities,” for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception as noted in ASC 815. ASC 815-40 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock. The Company has determined ASC 815-40 has not materially impacted on its consolidated financial position, results of operations and cash flows.
In May 2008, ASC 470-20-25, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“ASC 470-20-25”) was issued. ASC 470-20-25 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. ASC 470-20-25 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal periods; early adoption is not permitted. The Company does not believe that the provisions of ASC 470-20-25 have a material impact on the consolidated financial statements.
Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable to Registrant as Registrant is not an “accelerated filer” or “large accelerated filer” as such terms are defined in Rule 12b-2 under the Exchange Act.
ITEM 8. FINANCIAL STATEMENTS
The Consolidated Financial Statements required by this item are included in Part III, and are presented beginning on Page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9. CONTROLS AND PROCEDURES
Item 9A(T). Controls and Procedures.
Disclosure Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of the end of the period covered by this Report, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted evaluations of the Company’s disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure.
Based on this evaluation, the Certifying Officers determined that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the Reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.
Although the Certifying Officers have determined that our disclosure controls and procedures were not effective, management continues to believe that refinement to our disclosure controls and procedures is an ongoing progress. The Audit Committee believes the Company should continue the following activities: (a) additional education and professional development for the Company’s accounting and other staff on new and existing applicable SEC filing requirements, certain applicable SEC disclosure requirements, and the timing of the filing thereof, and (b) reviewing Regulation S-X and Regulation S-K disclosure requirements, SEC staff guidance and interpretations related thereto.
Management’s Annual Report on Internal Control Over Financial Reporting
Management of Brookside Technology Corp. (including its subsidiaries) (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules13a-15(f) of the Securities Exchange Act of 1934, as amended).
The Company’s internal control over financial reporting is a process designed by, and under the supervision of, its principal executive and principal financial officers, or person performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and guidance provided by SEC Staff on internal controls. Based on this assessment, the Company’s management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was not effective.
We evaluated the design and operation of our disclosure controls and procedures as of December 31, 2009 to determine whether they were effective in ensuring that we disclose the required information in a timely manner and in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and forms of the Securities and Exchange Commission. Management, including our principal financial officer, supervised and participated in the evaluation. Our principal executive officer and principal financial officer concluded based on their review that:
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
Our review was concluded in November 2009 after the filing of our 10-K/A for the 2008 fiscal year and after the filings of our 10-Q/A for the quarters ended March 31, 2009 and June 30, 2009, but before the filing of our 10-Q for the quarter ended September 30, 2009. As a result of our evaluation, we concluded that our year-end financial statements for 2008 and 2007 did require restatement adjustments to correct for the establishment of a “Derivative financial instruments at fair value” liability on the Consolidated Balance Sheets of $12,016,463 and $7,605,601 as of December 31, 2008 and 2007, respectively, the related “Finance expense on derivatives” of $4,156,069 and $12,348,466 for the years ended December 31, 2008 and 2007, respectively, an addition to Amortization expense of $1,244,830 and $414,943 for the years ended December 31, 2008 and 2007, respectively and “Gain on change in fair value of derivative financial instruments” of $5,245,207 and 10,402,865 for the years ended December 31, 2008 and 2007, respectively on the Consolidated Statements of Operations. Following discussions regarding the matter with our independent auditors and our audit committee, the amounts of the adjustment were deemed material based on quantitative factors. However, in order to provide the utmost transparency with respect to our financial statements we decided to restate voluntarily our financial results for the years ended December 31, 2008 and 2007.
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
Based upon the corrective action taken, our restatement of our 2008 and 2007 financial results through the filing of a report on Form 10-K/A, our principal executive officer, and principal financial officer were able to conclude that our financial statements for our years ended December 31, 2009 and 2008, as included in our report on this Form 10-K, fairly present in all material respects, the financial condition, results of operations and cash flows of Brookside Technology Holdings Corp.
In accordance with the internal control reporting requirements of the SEC, management completed an assessment of the adequacy of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and the SEC’s guide entitled “Sarbanes-Oxley Section 404: A Guide for Small Business. As a result of this assessment and based on the criteria in the COSO framework and SEC guidance, management has concluded that, as of December 31, 2009, our internal control over financial reporting was ineffective. This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As of year ended December 31, 2009 we identified the following significant deficiencies in our internal controls over financial reporting:
Audit Committee composition: Our audit committee is composed of both members of the board of directors who are also both executives of the Company. We are in the process of strengthening our audit committee composition and expect to add at a minimum of one independent audit committee member in 2010.
Information Technology: During 2009 we did not complete sufficient documentation and testing of our processes and controls relating to our information technology systems. We are in the process of completing the documentation and expect to complete the documentation and testing during 2010.
The Company is in the process of establishing a whistleblower contact as its on-going effort to improve controls relating to compliance. We expect to have this in place in 2010.
As a result of acquisition (STN) made during 2008, we currently do not have standard processes and internal controls which are consistent across the company for some of our critical applications. We are in the process of establishing consistent processes and internal controls for all our operations and expect to have consistent internal controls by end of 2010 for all our locations and critical applications.
There were no other significant changes in our internal control over financial reporting that occurred in the last fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are currently in the process of performing a comprehensive review of our existing internal controls and expect to make some changes to these internal controls in 2010 so that they are consistent across all our geographic locations.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
Changes in Directors and Executive Officers
Executive Officers and Directors
On February 21, 2007, Ruth Shepley, our sole director, resigned as an officer of Cruisestock and appointed Michael Nole as Chief Executive Officer and Bryan McGuire as Chief Financial Officer of Brookside Technology Holdings Corp. Michael Dance was the President of Brookside Technology Partners, Inc prior to the Share Exchange and now serves as that subsidiary’s senior account executive. Further, on February 21, 2007, Ms. Shepley, acting in her capacity as the sole director on the board of directors, increased the size of Brookside Technology Holdings Corp’s board to two and appointed Michael Nole to fill the vacancy. Ms. Shepley has since resigned from the Board of Directors. Mr. McGuire has since been appointed to fill this vacancy on the board. Additionally, on October 22, 2008, Chris Phillips was appointed to the Company’s board of directors, increasing the size of the board of directors to three. Chris Phillips resigned from the Board of Directors effective January 11, 2010, decreasing the size of the board from three to two.

			Annual
Name	Age	Position	Compensation
Michael Nole	44	Chairman and Chief Executive Officer and Director	$280,000	(1)
George Pacinelli	52	President of Brookside Technology Holdings Corp	$192,000	(1)
Bryan McGuire	44	Chief Financial Officer and Director	$180,000	(1)
Michael Promotico	41	Chief Executive Officer — Standard Tel Networks, LLC	$230,000	(1)

(1)	We currently do not have any employment agreements with any of our executive officers, other than with Michael Promotico. The effective date of the employment agreement for Michael Promotico was September 23, 2008, and has a three year term. Per the employment agreement, Mr. Promotico receives a base salary of $230,000.
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
Board Committees
The Board may appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges, although such requirements currently do not apply to us. Michael Nole serves as the chairman of the Company’s audit committee, which is comprised of all members of the board of directors. Until further determination by the Board, the full Board will undertake the duties of the compensation committee and nominating committee.
Audit Committee
The board of directors has not established an audit committee nor adopted an audit committee charter, rather, the entire board of directors serves the functions of an audit committee. Mr. Michael Nole was appointed as chairman of the audit committee. In light of the prior errors in our financial statements and the restatements thereof, management believes that an audit committee would be desirable; however, we do not currently possess the resources required to establish an audit committee or to offer the incentives necessary to induce independent directors who would constitute the committee to join our Company. The board of directors cannot state with any certainty whether management will have the necessary resource in the future to establish an independent audit committee.
Employment Agreements
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
ITEM 11. EXECUTIVE COMPENSATION
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
In connection with the appointments of the following executive officers, we entered into stock option agreements with George Pacinelli and Bryan McGuire. In 2008, we cancelled and re-issued the stock options originally issued to Bryan McGuire and George Pacinelli in 2007. Additionally, we cancelled the options originally issued to Bryan McGuire and George Pacinelli in 2007 and re-issued to Mr. Pacinelli an option to purchase up to 7,000,000 shares of our common stock at an exercise price of $0.025 per share (the “Pacinelli Options”) and re-issued to Mr. McGuire’s an option to purchase up to 7,000,000 shares of our common stock at an exercise price of $0.025 per share (the “McGuire Options”) (the Pacinelli Options and the McGuire Options collectively hereinafter referred to as the “Executive Options”). The Executive Options are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and were granted pursuant to our 2007 Stock Option Plan, pursuant to which we have reserved 35,000,000 shares of common stock for issuance to employees, directors and consultants. The Executive Options vest as follows:

Number of Shares	Year Vested
2,633,333	2010
1,355,556	2011
87,500	2012
Compensation Committee Interlocks and Insider Participation
During 2009, we did not have a compensation committee or another committee of the board of directors performing equivalent functions. Instead the entire board of directors performed the function of compensation committee.
SUMMARY COMPENSATION TABLE
The following table sets forth information concerning the total compensation that Brookside Technology Holdings Corp has paid or that has accrued on behalf of Brookside Technology Holdings Corp’s chief executive officer and other executive officers with annual compensation exceeding $100,000 during the years ended December 31, 2009 and 2008.

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
				Other		Securities		All Other
				Annual		Underlying	LTIP	Compen-
Name and Principal				Compen-	Restricted Stock	Options/	Pay-	sation
Position	Year	Salary ($)	Bonus	Sation ($)	Award(s)	SARs	outs	($)
Michael Nole-CEO	2009	280	-0-	-0-	-0-	-0-	-0-	-0-
	2008	180	-0-	-0-	-0-	-0-	-0-	-0-

George Pacinelli — President	2009	192	8	-0-	-0-	-0-	-0-	-0-
	2008	140	-0-	-0-	-0-	-0-	-0-	-0-

Mike Fischer	2009	44	-0-	-0-	-0-	-0-	-0-	-0-
CEO — US Voice & Data, LLC	2008	105	-0-	-0-	-0-	-0-	-0-	-0-

Scott Diamond	2009	68	-0-	-0-	-0-	-0-	-0-	-0-
COO — US Voice & Data, LLC	2008	145	-0-	-0-	-0-	-0-	-0-	-0-

Michael Promotico	2009	230	-0-	-0-	-0-	-0-	-0-	-0-
President — Standard Tel Networks, LLC	2008	65	-0-	-0-	-0-	-0-	-0-	-0-

Bryan McGuire — CFO	2009	180	-0-	-0-	-0-	-0-	-0-	-0-
	2008	100	-0-	-0-	-0-	-0-	-0-	-0-
Amounts represented above are in thousands of dollars (000’s).
The Company has not implemented an incentive bonus compensation plan as of March 31, 2009.
Compensation Committee Interlocks and Insider Participation
During 2008 and 2009, we did not have a compensation committee or another committee of the board of directors performing equivalent functions. Instead the entire board of directors performed the function of compensation committee.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The following table sets forth certain information, as of March 31, 2010 with respect to the beneficial ownership of the Company’s outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers, directors and director nominees; and (iii) our directors, director nominees and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

	Common Stock	Percentage of Common stock
Name of Beneficial Owner (1)	Beneficially Owned	Beneficially Owned (2)
Officers and Directors
Michael Nole	17,500,000	9.8%
Michael Promotico (3) 5% Shareholders	10,835,341	6.1%
Mike Dance	28,000,000	15.7%
Sam & Peggy Standridge (4)	16,337,350	9.2%

All officers and directors as a group (2 persons)	34,002,008	15.9%

Apogee Financial Investments, Inc (5)	16,614,885	10.3%

*	Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Brookside Technology Partners, Inc. 15500 Roosevelt Blvd, Suite 101, Clearwater, FL 33760.

(2)	Applicable percentage ownership of common stock is based on 178,079,405 shares of common stock outstanding as of March 31, 2010, together with securities exercisable or convertible into shares of common stock within 60 days of

March 31, 2010 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock underlying convertible securities that are currently exercisable or exercisable within 60 days of March 31, 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Represents 2,666,666 shares underlying stock options, all of which are presently exercisable. Plus 8,168,675 shares issued as consideration in connection with the acquisition of STN

(4)	Represents 16,337,350 shares issued as consideration in connection with the acquisition of STN

(5)	Represents 5,314,155 shares of common stock underlying the shares of series A Preferred Stock owned by Apogee Financial Consultants, Inc. and the following warrants:
(i)	series A warrants issued to Midtown Partners, & Co, LLC to purchase 2,664,767 shares of common stock at an exercise price of $0.03;

(ii)	series B warrants issued to Midtown Partners, & Co, LLC to purchase 2,664,767 shares of common stock at an exercise price of $0.03;

(iii)	series C warrants issued to Midtown Partners, & Co, LLC to purchase 5,329,534 shares of common stock at an exercise price of $0.03.

(iv)	a series A warrant issued to Apogee Financial Consultants, Inc. to purchase 320,831 shares of common stock at an exercise price of $0.03; and

(v)	a series B warrant issued to Apogee Financial Consultants, Inc. to purchase 320,831 shares of common stock at an exercise price of $0.03.
All of the warrants are presently exercisable. Apogee Financial Investments, Inc. is the sole member of Midtown Partners & Co., LLC. Apogee’s address 4218 West Linebaugh Avenue, Tampa, FL. 33624.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
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
The Company currently has two directors, Michael Nole and Bryan McGuire. They are not independent. Mr. Nole chairs the audit committee.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
For the Company’s year ended December 31, 2009, we were billed approximately $210,959 for professional services rendered for the audit of the Brookside Technology Holdings Corp financial statements by PMB Helin Donovan, LLP and review included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2009. For the Company’s year ended December 31, 2008, we were billed approximately $170,543 for professional services rendered for the audit of the Brookside Technology Holdings Corp. financial statements. We also were billed approximately $102,867 for the audit of the financial statements of Standard Tel Networks, LLC for the fiscal years ended September 30, 2008 and 2007.

Tax Fees
For the Company’s fiscal year ended December 31, 2009 and 2008, we were billed approximately $23,801 and $34,241 for professional services rendered for tax compliance, tax advice, and tax planning.
PART IV
ITEM 15. EXHIBITS
The following exhibits are included as part of this Form 10-K. References to “the Company” in this Exhibit list mean Brookside Technology Holdings Corp., a Florida corporation.

Exhibit
Number	Description
2.1	Articles of Incorporation (1)

2.2	Amendment to Articles of Incorporation dated September 14, 2007 (2)

2.3	Amendment to Articles of Incorporation dated July 3, 2008 (3)

2.4	Amendment to Articles of Incorporation dated August 4, 2008 (3)

2.5	Amendment to Articles of Incorporation dated December 15, 2009

2.6	Amendment to Articles of Incorporation dated April 12, 2010

2.7	By-Laws

10.1	Dynamic Decisions Note (2)

10.2	Dynamic Decisions Purchase Agreement (2)

10.3	Vicis Capital Master Fund Securities Purchase Agreement (2)

10.4	Vicis Capital Master Fund Registration Rights Agreement (2)

10.5	Hilco Credit Agreement (2)

10.6	US Voice & Data, LLC Membership Purchase Agreement (2)

10.7	Michael P. Fischer Employment Agreement (2)

10.8	M. Scott Diamond Employment Agreement (2)

10.9	STN Stock Membership Purchase Agreement (4)

10.10	Michael Promotico Employment Agreement (4)

10.11	Chatham Credit Facility (4)

10.12	Chatham Term Note Dated September 23, 2008 (4)

10.13	Chatham Revolving Note Dated September 23, 2008 (4)

10.14	Chatham Warrant Purchase and Registration Rights Agreement (4)

10.15	Vicis Securities Purchase and Loan Conversion Agreement (4)

10.16	Vicis Subordinated Note Dated September 23, 2008 (4)

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from to Brookside Technology Holdings Corp’s Form S-1/A filed with the Securities and Exchange Commission on February 2, 2008.

(2)	Incorporated by reference from to Brookside Technology Holdings Corp’s Form 10-QSB filed with the Securities and Exchange Commission on November 19, 2007.

(3)	Incorporated by reference from to Brookside Technology Holdings Corp’s Form 8-K filed with the Securities and Exchange Commission on August 8, 2008.

(4)	Incorporated by reference from to Brookside Technology Holdings Corp’s Form 8-K filed with the Securities and Exchange Commission on September 29, 2008.

Brookside Technology Holdings Corp.
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Brookside Technology Holdings Corp.
We have audited the accompanying consolidated balance sheets of Brookside Technology Holdings Corp. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009. Brookside Technology Holdings Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brookside Technology Holdings Corp. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.
PMH Helin Donovan, LLP
Austin, Texas
April 15, 2010

BROOKSIDE TECHNOLOGY HOLDING CORP
CONSOLIDATED BALANCE SHEET
As of December 31,2009 and 2008

	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$196,424	$835,525
Cash collateral account	361,097	368,666
Restricted cash	—	1,366,666
Accounts receivable, net	2,908,056	4,225,692
Inventory	2,011,052	1,652,300
Deferred contract costs	7,937	107,382
Deferred finance charges, net of amortization	339,756	536,085
Prepaid expenses	69,541	79,493

Total current assets	5,893,863	9,171,809
Property and equipment
Office equipment	645,506	615,721
Furniture, fixtures and leasehold improvements	169,364	155,151

	814,870	770,872
Less: accumulated depreciation	(459,059)	(326,383)

Property and equipment, net	355,811	444,489

Goodwill	11,659,254	16,918,396
Intangible assets, net	—	731,710
Deposits and other assets	28,267	27,735

TOTAL ASSETS	$17,937,195	$27,294,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Accounts payable and accrued expenses	$2,728,404	$2,211,611
Billings in excess of revenues	2,350,065	2,620,857
Payroll liabilities	443,945	851,833
Current portion of long term debt	8,413,200	2,669,177
Income taxes payable	96,700	164,000
Other current liabilities	288,724	228,390

Total current liabilities	14,321,038	8,745,868
Long term debt, less current portion	17,392	5,053,135
Derivative financial instruments at fair value	6,437,547	12,016,463

Total liabilities	20,775,977	25,815,466

Stockholders’ (deficit) equity
Series A convertible preferred stock, 15,000,000 authorized, 13,106,716 and 12,216,716 issued and outstanding at December 31, 2009 and 2008, respectively, at 8% dividend yield.
Liquidation preference of $14,738,181 and $12,832,595 at December 31, 2009 and 2008, respectively.	7,740,386	6,812,914
Common stock, $.01 par value, 10,000,000,000 shares authorized, 178,079,405 and 140,228,340 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	178,080	140,229
Additional paid-in capital	11,943,670	11,885,674
Accumulated deficit	(22,700,918)	(17,360,144)

Total stockholders’ (deficit) equity	(2,838,782)	1,478,673

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$17,937,195	$27,294,139

See accompanying notes and independent auditors’ report.

BROOKSIDE TECHNOLOGY HOLDING CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31,2009 and 2008

	For the Years Ended December 31,
	2009	2008
REVENUES
Installation and other services	$6,224,395	$5,327,723
Equipment sales	11,317,857	16,381,884

Total revenues	17,542,252	21,709,607
COST OF SALES	7,151,826	11,160,248

GROSS PROFIT	10,390,426	10,549,359

OPERATING EXPENSES
General and administrative	11,974,143	8,851,632
Depreciation expense	142,242	132,294

Total operating expenses	12,116,385	8,983,926

OTHER INCOME (EXPENSE)
Interest expense	(2,125,740)	(2,041,393)
Amortization expense of loan discount and intangibles	(1,705,064)	(5,602,861)
Finance expense on derivatives	(3,811,803)	(4,156,069)
Gain on change in fair value of derivative financial instruments	10,390,719	5,245,207
Loss on impairment of goodwill	(5,320,775)	—
Gain on extinguishment of debt	—	151,619
Other income, net	1,496	15,582

Total other income (expense)	(2,571,167)	(6,387,915)

LOSS BEFORE INCOME TAXES	(4,297,126)	(4,822,482)
Provision for income taxes	(28,062)	(164,000)

NET LOSS	$(4,325,188)	$(4,986,482)

Preferred Stock Dividends	(1,015,585)	(476,023)

Net loss attributable to common shareholders	$(5,340,773)	$(5,462,505)

Loss per share—basic and fully diluted	$(0.036)	$(0.052)

Weighted average shares outstanding	147,947,997	104,802,022

See accompanying notes and independent auditors’ report.

BROOKSIDE TECHNOLOGY HOLDINGS CORP
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2009 and 2008

	Common Stock		Series A Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at December 31, 2007	87,900,000	$87,900	2,175,322	$1,699,000	$7,313,131	$(11,897,639)	$(2,797,608)

Accretion of Series A preferred stock dividends	—	—	—	476,023	—	(476,023)	—
Conversion of Series A preferred stock to common stock	11,484,939	11,485	(484,990)	(388,493)	377,008	—	—
Stock compensation expense	—	—	—	—	165,237	—	165,237
Acquisition of Standard Tel Networks, LLC	40,843,401	40,844	—	—	1,128,910	—	1,169,754
Value of warrants issued in connection with the Chatham senior note	—	—	—	—	2,901,388	—	2,901,388
Refinancing of Hilco debt, Dynamic Decisions debt, to Series A preferred stock	—	—	5,026,384	5,026,384	—	—	5,026,384
Refinancing of Series B preferred stock to Series A preferred stock — intrinsic value of beneficial conversion feature and relative fair value of warrants	—	—	5,500,000	—	—	—	—
Net loss	—	—	—	—	—	(4,986,482)	(4,986,482)

Balance at December 31, 2008	140,228,340	$140,229	12,216,716	$6,812,914	$11,885,674	$(17,360,144)	$1,478,673

Accretion of Series A preferred stock dividends	—	—	—	1,015,586	—	(1,015,586)	—
Conversion of Series A preferred stock to common stock	11,653,750	11,654	(110,000)	(88,114)	76,460	—	—
Stock compensation expense					77,733		77,733
Vicis purchase of series A preferred stock	—	—	1,000,000	1,000,000	—	—	1,000,000
Fees paid in issuance of series A preferred Stock	—	—	—	(70,000)	—	—	(70,000)
Value of warrants issued in connection with Vicis purchase of series A preferred stock	—	—	—	(930,000)	930,000	—	—
Change in fair value of Vicis warrants	—	—	—	—	(1,000,000)	—	(1,000,000)
Exercise of warrants	26,197,315	26,197	—	—	(26,197)	—	—
Net loss						(4,325,188)	(4,325,188)

Balance at December 31, 2009	178,079,405	$178,080	13,106,716	$7,740,386	$11,943,670	$(22,700,918)	$(2,838,782)

See accompanying notes and independent auditors’ report.

BROOKSIDE TECHNOLOGY HOLDINGS CORP
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(4,325,188)	$(4,986,482)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	142,242	132,294
Amortization of loan discounts and intangibles	1,705,062	5,602,861
Non-cash interest expense	389,272	686,189
Finance expense on derivatives	3,811,803	4,156,069
Gain on change in fair value of derivative financial instruments	(10,390,719)	(5,245,207)
Loss on impairment of goodwill	5,320,775	—
Gain on debt extinguishment	—	(151,619)
Gain on disposal of asset	6,717	—
Bad debt expense	392,496	—
Stock based compensation	77,733	165,237
(Increase) decrease in:
Accounts receivable	925,140	(935,625)
Inventory	(358,752)	99,653
Deferred contract costs	99,445	(17,460)
Prepaid expenses	9,952	4,053
Deposits and other assets	(532)	13,964
Increase (decrease) in:
Accounts payable and accrued expenses	516,793	485,032
Accrued payroll liabilities	(407,888)	437,840
Billings in excess of revenues	(270,792)	(997,993)
Income taxes payable	(67,300)	164,000
Other current liabilities	60,334	54,842

	1,961,781	4,654,130

NET CASH USED IN OPERATING ACTIVITIES	(2,363,407)	(332,352)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(60,281)	(180,428)
Cash used for restricted cash	—	(1,366,667)
Cash provided by restricted cash	1,366,666	—
Cash used for cash collateral	—	(368,666)
Cash provided by cash collateral	7,569	—
Acquisition of US Voice & Data, LLC (“USVD”) additional EBITDA Earnout	(61,633)	(227,091)
Acquisition of Standard Tel Networks, LLC (“STN”), net of $522,319 in cash received	—	(2,719,558)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,252,321	(4,862,410)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long term debt	952,175	14,097,455
Deferred finance charges	—	(588,984)
Proceeds from issuance of Series A preferred stock, net of issuance costs of $70,000	930,000	—
Proceeds from issuance of Series A preferred stock, in connection with the STN acquisition	—	2,500,000
Repayment of long term debt	(1,410,190)	(10,166,030)

NET CASH PROVIDED BY FINANCING ACTIVITIES	471,985	5,842,441

NET INCREASE (DECREASE) IN CASH	(639,101)	647,679

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	835,525	187,846

CASH AND CASH EQUIVALENTS AT END OF YEAR	$196,424	$835,525

SUPPLEMENTAL DISCLOSURE
Income taxes paid	$2,362	$63,559

Interest paid	$1,046,513	$899,840

Non-cash financing and investing activities
Accretion of preferred stock dividend	$1,015,585	476,023

Accrued interest added to note payable balance	$702,175	$—

Value of common stock issued in STN acquisition	$1,169,755	$1,169,755

Warrant value assigned from Chatham financing	$2,901,388	$2,901,388

Warrant value and beneficial conversion feature assigned from Vicis Series A preferred issuance	$9,656,069	$9,656,069

Conversion of debt to Series A preferred stock	$5,026,384	$5,026,384

Conversion of Series A preferred stock to common stock	$388,493	$388,493

See accompanying notes and independent auditors’ report.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 1 – Nature of Business
Operations
Brookside Technology Holdings Corp., (the “Company”), is the holding company for Brookside Technology Partners, Inc, a Texas corporation (“Brookside Technology Partners”), US Voice & Data, LLC, an Indiana Limited Liability Company (“USVD”), Standard Tel Acquisitions, Inc, a California Corporation (“Acquisition Sub”), Trans-West Network Solutions, Inc., (“Trans-West”), a California Corporation and Standard Tel Networks, LLC, a California Limited Liability Company (“STN”). All operations are conducted through these (five) wholly owned subsidiaries.
Collectively, the subsidiary companies are providers of converged business communications products and services from Mitel, Inter-tel (owned by Mitel), Nortel and NEC. The Company, as the 2nd largest MITEL dealer recognized as a Platinum ELITE Partner, combines technical expertise in a range of communications products, including IP-enabled platforms, wired and wireless IP and digital endpoints and leading edge communications applications to create converged voice, video and data networks that help businesses increase efficiency and optimize revenue opportunities, critical for success in today’s competitive business environment. Specializing in selling, designing, analyzing and implementing converged Voice over IP (VoIP), data and wireless business communications systems and solutions for commercial and state/government organizations of all types and sizes in the United States, the Company has offices that provide a national footprint. Headquartered in Huntington Beach, California, STN has offices in the San Francisco Bay Area, Sacramento, and San Diego. Headquartered in Austin, Texas, Brookside Technology Partners serves the Texas market. Headquartered in Louisville, Kentucky, USVD serves the Kentucky and Southern Indiana markets, operating out of offices in Louisville, Lexington and Indianapolis. Revenues are generated from new implementations and from service, support, maintenance and from our existing customer base.
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

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 1 – Nature of Business (continued)
Acquisition of Standard Tel Networks, LLC
On September 23, 2008, the Company, through its wholly owned subsidiary, Standard Tel Acquisitions, Inc. (“Acquisition Sub”), acquired Standard Tel Networks, LLC (“STN”), an independent distributor of high quality, turnkey converged voice and data business communications products and services with California offices in the San Francisco Bay Area, Sacramento, San Diego and headquartered in Huntington Beach. The acquisition was conducted pursuant to a previously-disclosed Stock and Membership Interest Purchase Agreement dated July 17, 2008 (the “Purchase Agreement”), and was structured as the acquisition of (a) all of the stock of Trans-West Network Solutions, Inc. (“Trans-West”) from the shareholders of Trans-West (the “Trans-West Shareholders”) and (b) all of the membership interest of STN owned by ProLogic Communication, Inc. (“ProLogic” and collectively with the Trans-West Shareholders, the “Seller Parties”). As previously reported, Trans-West, a holding company with no operations, own eighty percent (80%) of the membership interest of STN and ProLogic owned the other twenty percent (20%), and, accordingly, the Company now owns (directly, in part, and indirectly through Trans West, in other part) one hundred percent (100%) of STN. Collectively, the forgoing transactions are referred to in this Current Report as the “STN Acquisition.” Prior to the STN Acquisition, the Company did not have any relationships with the Seller Parties.
The Company’s common stock is quoted on the NASDAQ Over the Counter Bulletin Board (OTCBB) under the symbol: BKSD.
Increase in Authorized Shares
On August 4, 2008, the Company filed Articles of Amendment to its Articles of Incorporation (the “Amendment”) with the Florida Department of State increasing the number of shares of common stock that the Company has the authority to issue from two hundred and fifty million (250,000,000) shares to one billion (1,000,000,000) shares. On November 19, 2009, shareholders representing a majority of the Company’s shares entitled to vote at a meeting executed and delivered to the Company written consents in lieu of a meeting approving an increase in the Company’s authorized shares of common stock from one billion (1,000,000,000) shares to ten billion (10,000,000,000) shares.
Note 2 — Liquidity and Capital Resources
These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business.
The Company has cash and cash equivalents of $196,424 at December 31, 2009. Additionally, effective August 13, 2009, the Company and its senior creditor, Chatham Credit Management III, LLC (“Chatham”), further updated its letter agreement dated May 29, 2009 pursuant to which, among other things, Chatham agreed, for the period July 31, 2009 through September 30, 2010 (“Agreement Period”) to suspend the Company’s compliance of the minimum fixed charge coverage ratio and maximum leverage ratio contained in the credit agreement. The Company and Chatham agreed to a temporary minimum earnings before interest, taxes, depreciation and amortization covenant (“Modified EBITDA Covenant”) for this Agreement Period. At December 31, 2009, the Company is not in compliance with this Modified EBITDA Covenant under this agreement. As a result, all principal due to Chatham has been reclassified as a current liability.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 2 — Liquidity and Capital Resources (continued)
Additionally, effective June 1, 2009, the Company entered into a Securities Purchase Agreement with Vicis Capital Master Fund, a sub-trust of Vicis Capital Series Master Trust, and the Company’s largest preferred stockholder (“Vicis”), pursuant to which Vicis invested an additional $1,000,000 in the Company and the Company issued to Vicis 1,000,000 shares of the Company’s Series A Stock and a warrant to purchase 100,000,000 shares of Common Stock at an exercise price of $0.01 per share. The warrant included a put provision inherent in the redemption provision included in the warrant agreements and recorded at issuance as a liability for “Derivative financial instruments at estimated fair value” on the Company’s balance sheet in accordance with the current authoritative guidance. In accordance with the authoritative guidance, the Company is required to adjust the carrying value of the above warrants to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. In valuing the above warrants, the Company used the Black-Scholes model. The warrants included a redemption right, payable in cash upon the future occurrence of a change in control. As such, the Company recorded a derivative financial instrument at fair value of $898,756 in connection with this transaction.
Additionally, effective April 12, 2010, the Company entered into a Securities Purchase Agreement with Vicis, pursuant to which Vicis invested an additional $3,000,000 in the Company and the Company issued to Vicis 3,000,000 shares of the Company’s Series A Stock and a warrant to purchase 300,000,000 shares of Common Stock at an exercise price of $0.01 per share. The warrant included a put provision inherent in the redemption provision included in the warrant agreements and recorded at issuance as a liability for “Derivative financial instruments at estimated fair value” on the Company’s balance sheet in accordance with the current authoritative guidance. In accordance with the authoritative guidance, the Company is required to adjust the carrying value of the above warrants to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. In valuing the above warrants, the Company used the Black-Scholes model. The warrant included a redemption right, payable in cash upon the future occurrence of a change in control. As such, the Company recorded a derivative financial instrument at fair value of $4,336,386 in connection with this transaction in April 2010.
The Company had a net loss for the year ended December 31, 2009 of approximately $1.4 million and has an accumulated deficit of approximately $19.8 million. For the year ended December 31, 2009, the Company had net cash used in operations of approximately $2.4 million. Historically, the Company has relied on borrowings and equity financings to maintain its operations. The Company believes it has enough cash to operate for the coming year with its cash on hand, cash to be generated from operations and the borrowing availability with its lenders. However, the recent economic downturn could have a material effect on its business operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.
Management is focused on managing costs in line with estimated total revenues for 2010 and beyond, including contingencies for cost reductions if projected revenues are not fully realized. However, there can be no assurance that anticipated revenues will be realized or that the Company will successfully implement its plans. Additionally, the Company is in discussions with its senior and subordinated lender regarding obtaining additional financing to execute its business plan.

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
Receivables are concentrated with a small number of customers. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. The allowances for credit losses were $126,496 and $0 at December 31, 2009 and 2008, respectively.
Financial Instruments
The amounts reported for cash and cash equivalents, receivables, accounts payable, and accrued liabilities are considered to approximate their market values based on comparable market information available at the respective balance sheet dates and their short-term nature. The Company believes that the notes payable fair values approximate their notional value at December 31, 2009.
Inventories
Inventories are comprised primarily of telephone systems ordered for installations, and spare parts or common parts used in telephone system installations and are stated at the lower of cost (first-in, first out) or market through the use of an inventory valuation allowance. In order to assess the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements compared to current or committed inventory levels. Allowance requirements generally increase as the projected demand requirement decreases due to market conditions, technological and product life cycle changes. Due to some slow moving parts in the inventory, the Company established a valuation reserve of $133,831 and $0 for the years ended December 31, 2009 and 2008, respectively.
Redeemable Securities
The authoritative guidance requires issuers to classify as liabilities (or assets in some circumstances) certain classes of freestanding financial instruments that embody obligations for the issuer. The Company classified Series B Stock as a liability in the balance sheet and related accretion being charged to interest expense in the statement of operations. On July 3, 2008, pursuant to the Vicis Agreement, Vicis agreed to convert this Series B Stock to Series A Stock. The Series A Stock is not presently redeemable and has been classified in equity in the consolidated financial statements.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 3 — Significant Accounting Policies (continued)
Convertible Securities With Beneficial Conversion Features
Under authoritative guidance, the Company considered the effect of a beneficial conversion feature of the Series A Stock issued in the December 2007 private placement and subsequently issued to Vicis during 2008. Since the redemption requirement of the Series A Stock is contingent on the occurrence of future events, the Company is not accreting the carrying value of the Series A Stock to redemption value and will not do so until the occurrence of any one of those future events becomes probable.
Derivative Financial Instruments at Fair Value. Amounts have been classified as derivative financial instruments because of the put provisions inherent in the redemption provision included in the Hilco and Vicis warrant agreements and recorded at issuance as a liability for “Derivative financial instruments at estimated fair value” on the Company’s balance sheet in accordance with the current authoritative guidance. In accordance with provisions of this authoritative guidance, the Company is required to adjust the carrying value of the above warrants to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. In valuing the above warrants, the Company used the Black-Scholes model.
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
Warrants
In 2009, we also adopted the requirements of ASC 815 Derivatives and Hedging Activities that revised the definition of “indexed to a company’s own stock” for purposes of continuing classification of derivative contracts in equity. Derivative contracts may be classified in equity only when they are both indexed to a company’s own stock and meet certain conditions for equity classification. Under the revised definition, an instrument (or embedded feature) would be considered indexed to an entity’s own stock if its settlement amount will equal the difference between the fair value of a fixed number of the entity’s equity shares and a fixed monetary amount. We were unable to classify 3,990,635 warrants in equity because they embodied anti-dilution protections that did not achieve the fixed-for-fixed definition.
With the adoption of the new guidance in ASC 815-15 discussed above that revised the definition of “indexed to a company’s own stock”, the Company determined that warrants issued in prior years must be reclassified from equity to a liability to conform to the new accounting standard. This adjustment resulted in additional finance expense on derivatives of $2,886,233 to recognize the fair value of these warrants as a liability in 2009.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 3 — Significant Accounting Policies (continued)
Goodwill and Intangibles
The Company follows ASC 350, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with ASC 350. ASC 350 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The determination as to whether or not goodwill or other intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting units. Changes in operating strategy and market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets. The Company determines impairment by comparing the fair value of the goodwill, using a combination of approaches including the undiscounted cash flow method, with the carrying amount of that goodwill. The Company’s assessment for impairment of assets does involve estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, and considers year-end the date for its annual impairment testing, unless information during the year becomes available that requires an earlier evaluation of impairment testing. Based on a net realizable value analysis for the year ended December 31, 2009, goodwill from the acquisitions of USVD and STN was determined to be partially impaired. Therefore, an impairment of goodwill in the amount of $5,320,775 was recognized in 2009. The balance of goodwill at December 31, 2009 and 2008 was $11,659,254 and $16,918,396, respectively.
The Company acquired intangible assets consisting of purchased contracts and non-compete contracts. Under ASC 350 other intangible assets acquired including purchased contracts are considered to have a finite life. Management has estimated the useful life to be one year and amortized such costs on a straight-line basis over this period. The Company evaluates the periods of amortization continually to determine whether later events or circumstances require revised estimates of useful lives. The Company prepared this analysis and concluded that these other intangible assets are not impaired.
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
Extinguishment of Debt
Extinguishments of debt, unless the extinguishment is a troubled debt restructuring or a conversion by the holder pursuant to conversion privileges contained in the original debt issue, require the difference between the net carrying amount of the extinguished debt and the reacquisition price of the extinguished debt to be recognized currently in income of the period of extinguishment. The reacquisition price of the extinguished debt is to be determined by the value of the common or preferred stock issued or the value of the debt—whichever is more clearly evident.
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

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 3 — Significant Accounting Policies (continued)
Revenue Recognition
The Company derives its revenues primarily from sales of converged VoIP telecommunications equipment and professional services implementation/installation, data and wireless equipment and installation, recurring maintenance/managed service and network service agreements and other services. The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Under the authoritative guidance, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectability is reasonably assured. Sales are recorded net of discounts, rebates, and returns.
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
Revenue from contracts that contain multiple elements that are not accounted for under the percentage-of-completion method are accounted for in accordance with the authoritative guidance. Revenue from these contracts is allocated to each respective element based on each element’s relative fair value, if determinable, and is recognized when the respective revenue recognition criteria for each element are fulfilled. The Company recognizes revenue from the equipment sales and installation services using the percentage of completion method. The services for maintaining the systems the Company installs are sold as a stand-alone contract and treated according to the terms of the contractual arrangements then in effect. Revenue from this service is generally recognized over the term of the subscription period or the terms of the contractual arrangements then in effect. A majority of equipment sales and installation services revenues are billed in advance on a monthly basis based upon the fixed price, and are included both accounts receivable and deferred income on the accompanying balance sheets. Direct costs incurred on such contracts are deferred until the related revenue is recognized and are included in deferred contract costs on the accompanying balance sheets. The Company also provides professional services (maintenance/managed services) on a fixed price basis. These services are billed as bundles and or upon completion of the services.
Warranty Reserves
Reserves are provided for estimated warranty costs when revenue is recognized. The costs of warranty obligations are estimated based on warranty policy or applicable contractual warranty, historical experience of known product failure rates and use of materials and service delivery charges incurred in correcting product failures. Specific warranty accruals may be made if unforeseen technical problems arise. If actual experience, relative to these factors, adversely differs from these estimates, additional warranty expense may be required. At December 31, 2009 and 2008, the Company has accrued $154,440 and $231,906, respectively. The Company’s warranty accrual takes into account the telecommunications equipment covered by original equipment manufacturer warranties. Prior to December 31, 2008, warranty costs not covered by the original equipment manufacturer warranty were not considered material to the financial statements
Advertising
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
The Company evaluates its tax positions under the authoritative guidance. Accordingly, the Company’s management first determines whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. Any tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. Each identified tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. No such tax positions were identified during the years ended December 31, 2009 and 2008. The Company files tax returns in the U.S. federal and state jurisdictions.
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
At December 31, 2009, there were potentially dilutive securities outstanding consisting of Series A Stock, warrants, and stock options issued to employees. At December 31, 2009, the number of potentially dilutive shares consisted of 21,200,000 stock option shares, 13,106,716 Series A Stock (exercisable into 1,310,671,600 common shares), and 1,303,281,724 common shares purchase warrants. At December 31, 2008, there were potentially dilutive securities outstanding consisting of Series A Stock, convertible debt, warrants, and stock options issued to employees of 19,200,000. On November 19, 2009, shareholders representing a majority of the Company’s shares entitled to vote at a meeting executed and delivered to the Company written consents in lieu of a meeting approving an increase in the Company’s authorized shares of Common Stock from 1,000,000,000 to 10,000,000,000.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 3 — Significant Accounting Policies (continued)
Convertible Instruments
The Company reviews the terms of convertible debt and equity securities for indications requiring bifurcation, and separate accounting, for the embedded conversion feature. Guidelines of ASC 815-40, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” public companies that are required, or that could be required, to deliver shares of common stock as part of a physical settlement or a net-share settlement, under a freestanding financial instrument, are required to initially measure the contract at fair value (or allocate on a fair value basis if issued as part of a debt financing), and report the value in permanent equity. However, in certain circumstances (e.g. the company could not ascertain whether sufficient authorized shares exist to settle the contract), permanent equity classification should be reassessed. The classification of the contract as permanent equity should be reassessed at each balance sheet date and, if necessary, reclassified as a liability on the date of the event causing the reclassification. If a reclassification occurs from permanent equity to a liability, the fair value of the financial instrument should be removed from permanent equity as an adjustment to stockholders’ equity. Any portion of the contract that could be net-share settled as of the balance sheet date would remain classified in permanent equity. Subsequent to the initial reclassification event, changes in fair value of the instrument are charged to expense until the conditions giving rise to the reclassification are resolved. When a company has more than one contract subject to reclassification, it must determine a method of reclassification that is systematic, rational, and consistently applied. The Company adopted a reclassification policy that reclassifies contracts with the latest inception date first. The warrants issued inconjunction with the financings had reset provisions which required liability classification and the the increase or decrease in the fair value of the warrants is charged or credited to interest expense. To the extent the equity instruments relate to other transactions (e.g. consulting expense), the increases or decreases are charged or credited based on the nature of the transaction.
Derivatives
A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts (“embedded derivatives”) and for hedging activities. As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, complex transactions that the Company entered into in order to finance its operations and acquisitions, and the subsequent restructuring of such debt transactions, involved financial instruments containing certain features that have resulted in the instruments being deemed derivatives or containing embedded derivatives. The Company may engage in other similar complex equity or debt transactions in the future, but not with the intention to enter into derivative instruments. Derivatives and embedded derivatives, if applicable, are measured at fair value and marked to market through earnings, as required by the authoritative guidance. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 3 — Significant Accounting Policies (continued)
Stock Based Compensation
The Company follows the provisions of ASC 718-10 “Share-Based Payment”, which requires recognition of stock-based compensation expense for all share-based payments based on fair value. ASC 718-10, defines fair value-based methods of accounting for stock options and other equity instruments, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period (generally the vesting period of the equity award). ASC 505-50, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services” (“ASC 505-50”), establishes the measurement principles for transactions in which equity instruments are issued in exchange for the receipt of goods or services. The Company has relied upon the guidance provided under ASC 505-50 to determine the measurement date and the fair value re-measurement principles to be applied. The Company recognizes compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company uses the Black-Scholes option valuation model in estimating the fair value of options or warrants.
The Company recorded $77,733 and $165,237 for stock compensation cost for the years ended December 31, 2009 and 2008, respectively.
Recent Accounting Pronouncements
In July 2009, the Codification was released, changing the way accounting standards are organized from a standards-based model (with thousands of individual standards) to a topically based model (with roughly 90 topics). The 90 topics are organized by ASC number and are updated with an Accounting Standards Update (“ASU”). The ASU will replace accounting changes that historically were issued as FASB Statements, FASB Interpretations, FASB Staff Positions, or other types of FASB standards. The FASB considers the ASU an update to the Codification but not as authoritative in its own right. The Codification serves as the single source of nongovernmental authoritative U.S. GAAP for interim and annual periods ending after September 15, 2009. Accordingly, all accounting references included in this report are provided in accordance with the Codification.
Recently Adopted Accounting Guidance
In September 2009, the FASB issued ASU 2009-6, effective for reporting periods ending after September 15, 2009, to provide implementation guidance to ASC 740 on accounting for uncertainty in income taxes and related disclosures for nonpublic entities. The adoption of the guidance and disclosures in ASU 2009-6 did not have a material impact on the Company’s income tax disclosure and consolidated financial statements.
In August 2009, the FASB issued ASU 2009-5, effective for reporting periods beginning after October 1, 2009, to revise ASC 820, “Fair Value Measurements and Disclosures,” for the fair value measurement of liabilities when a quoted price in an active market for the identical liability is not available. The adoption of the guidance in ASU 2009-5 did not have a material impact on the Company’s consolidated financial statements.
In May 2009, the FASB amended ASC 855, “Subsequent Events,” effective for reporting periods ending after June 15, 2009, to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of the amendment did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB amended ASC 820, effective for reporting periods ending after June 15, 2009, to provide guidance on (i) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and (ii) identifying whether a transaction is distressed or forced. The adoption of the amendment did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB amended ASC 320, effective for reporting periods ending after June 15, 2009, to provide guidance on measuring other-than-temporary impairments for debt securities and improving the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. The adoption of the amendment did not have a material impact on the Company’s consolidated financial statements.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 3 — Significant Accounting Policies (continued)
In April 2009, the FASB amended ASC 825, “Financial Instruments,” effective for reporting periods ending after June 15, 2009, requiring companies to provide qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value in interim and annual financial statements. The adoption of the amendment did not have a material impact on the Company’s disclosures about the fair values of financial instruments.
In March 2008, the FASB amended ASC 815, “Derivative and Hedging,” effective for statements issued for fiscal years and interim periods beginning after November 15, 2008, to expand the disclosure requirements for derivative instruments and hedging activities. The adoption of the amendment on January 1, 2009 did not have a material impact on the Company’s disclosures about derivative instruments and hedging activities.
In February 2008, the FASB amended ASC 820 to delay the effective date of fair value measurements for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The adoption of fair value measurements for non-financial assets and liabilities on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.
In December 2007, the FASB amended ASC 810 relating to noncontrolling interests, effective for fiscal years and interim periods beginning on or after December 15, 2008, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. The adoption of the amendment on January 1, 2009 did not have a material impact on the Company’s financial statements; however, it impacted the presentation and disclosure of noncontrolling interest on the Company’s consolidated financial statements.
Accounting Guidance Not Yet Effective
In January 2010, the FASB issued ASU 2010-06 to improve disclosures about fair value measurements. ASU 2010-6 clarifies certain existing disclosures and requires new disclosure regarding significant transfers in and out of Level 1 and Level 2 of fair value measurements and the reasons for the transfer. The amendments in ASU 2010-06 will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal periods. The Company believes that ASU 2010-6 will not have a material impact on its fair value measurements.
In October 2009, the FASB issued ASU 2009-14 to amend ASC 605, “Revenue Recognition.” The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. The amendments in ASU 2009-14 will be effective for us beginning January 1, 2011, with early adoption permitted. The Company is currently evaluating the impact these amendments will have on its consolidated financial statements when they become effective.
In October 2009, the FASB issued ASU 2009-13 amending ASC 605 related to revenue arrangements with multiple deliverables. Among other things, ASU 2009-13 provides guidance for entities in determining the selling price of a deliverable and clarifies that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The Company is currently evaluating the impact ASU 2009-13 will have on its consolidated financial statements when it becomes effective on January 1, 2011. Early adoption is permitted.
In June 2009 and December 2009, the FASB amended ASC 810 changing certain consolidation guidance and requiring improved financial reporting by enterprises involved with variable interest entities (“VIE”). The amendments provide guidance in determining when a reporting entity should include the assets, liabilities, noncontrolling interest and results of activities of a VIE in its consolidated financial statements. The amendments to ASC 810 are effective for the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently evaluating the impact these revisions will have on its consolidated financial statements for future reporting.
Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 4 —Billings in Excess of Revenues
Billings in excess of revenues at December 31, 2009 and 2008 consisted of the following:

	December 31,	December 31,
	2009	2008
Customer deposits and deferred income on installation contracts	$247,682	$1,683,266
Deferred revenue on maintenance contracts	2,102,383	937,591

	$2,350,065	$2,620,857

Note 5 —Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2009	2008
Accounts payable, trade	$2,175,376	$1,857,905
Accrued interest	306,954	42,220
Accrued warranty liability	154,231	231,906
Other accrued expenses	91,843	70,580

Total	$2,728,404	$2,211,611

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
     Note 6 —Long Term Debt
     Long-term debt as of December 31, 2009 and 2008 consisted of the following:

	December 31,	December 31,
	2009	2008
Note payable to an individual, unsecured, accruing interest at 2% per annum, with monthly payments of $5,215 due May 1, 2010.	$82,869	$98,049
Note payable to USVD Sellers, unsecured, accruing interest at 0% per annum, due in installments over 3 years with a maturity date of September 26, 2009, less unamortized discount of $0 and $75,812, respectively. Currently in litigation. Please see Note 7 — Commitments and Contingencies — Litigation.	850,000	1,524,188
Notes payable to an individual, unsecured, accruing interest at 7% per annum, with monthly payments of $1,130 due May 1, 2011. Balance converted to common stock in April 2010. Please see Note 21 — Subsequent Events.	28,143	31,006
Note payable to executive officer and shareholders, unsecured, accruing interest at 7% per annum, with monthly payments of $968, due September 1, 2010.	16,945	16,945
Notes payable to shareholder, unsecured, accruing interest at 7% per annum, with monthly payments of $6,432 due June 1, 2010. Balance paid in full in April 2010. Please see Note 21 — Subsequent Events.	97,982	115,360
Subordinated Note Payable to Vicis Capital Master Fund, accruing interest at 10%, maturing April 15, 2010, subordinated to the Chatham senior note. Net of discount of $1,784 and $118,917, respectively. (STN acquisition.)	1,498,216	1,381,083
Senior note payable, Chatham Investment Fund III, LLC and Chatham Investment Fund III QP, LLC, accruing interest at the LIBOR rate plus 9.00%, payments of $83,333 beginning on the first of the month after 6 months from the closing date, with the balance due on the third anniversary of the closing date of September 23, 2008, net of unamortized discount of $1,684,699 and $2,658,050, respectively. (STN acquisition)	5,820,507	4,380,916
Secured notes payable to Enterprise Fleet Services, accruing interest at 5% per annum, with monthly payments of $1,476, maturing June 1, 2010. Notes are secured by vehicles.	11,446	60,617
Secured notes payable to GMAC, accruing interest at 9.25% with monthly payments of $2,272, maturing July 14, 2012. Notes are secured by vehicles.	—	82,673
Secured notes payable to Huntington Bank, accruing interest at a prime rate plus 3.73% with monthly payments of $383, with a maturity date of March 28, 2009. Note is secured by a vehicle.	—	1,007
Secured notes payable to NEC Financial Services, accruing interest at 11.25% with monthly payments of $1,128, with a maturity date of February 25, 2011. Note is secured by testing equipment.	24,484	30,468

Total long term debt	8,430,592	7,722,312
Less current portion	(8,413,200)	(2,669,177)

Long term portion	$17,392	$5,053,135

Principal maturities of long-term debt as of December 31, 2009 are as follows:

Years Ending December 31,	Gross
2010	$10,099,682
2011	13,586
2012	3,806
2013	—
2014	—

10,117,074
Less: Unamortized discounts	(1,686,482)

Net of Discounts	$8,430,592

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 6 —Long Term Debt (Continued)
Warrants Issued in Connection with Financing
As previously reported, as of July 3, 2008, Vicis purchased and assumed from Hilco Financial, LLC (“Hilco”), the Company’s prior senior lender, and from DD, the Company’s prior mezzanine lender, all their credit agreements, loans and promissory notes under which Hilco and DD had loaned to the Company representing an aggregate of $8,100,000 (“Vicis Debt”). In connection with the closing of the STN Acquisition and the Chatham Financing, Vicis and the Company entered into, and closed upon, a Securities Purchase and Loan Conversion Agreement, dated September 23, 2008, pursuant to which the Company, in full satisfaction of the Vicis Debt: (i) paid $2,250,000 in cash to Vicis; (ii) delivered to Vicis a subordinated note in the principal amount of $1,500,000, bearing interest at 10% and maturing on April 15, 2010; and (iii) converted the balance of the Vicis Debt (assumed from Hilco and DD), including all accrued interest of $676,384, in the combined aggregate amount of $5,026,384, into 5,026,384 shares of the Company’s Series A Stock. Vicis entered into a subordination agreement with Chatham, wherein Vicis agreed to subordinate the Vicis Subordinated Note to the Loans. As a result, all Prior Credit Documents have been terminated effective September 23, 2008.
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

USVD Seller’s Note at December 31, 2008-
The Company has made payments to the USVD Sellers of $1,500,000 and 750,000 in 2008 and 2009, respectively, reducing the principal balance to $850,000 at December 31, 2009.
The USVD Seller’s Note balance on the consolidated balance sheet as of December 31, 2009 is comprised of the following:

Notional balance of USVD Seller’s Note at December 31, 2008	$1,600,000
Adjustments:
Unamortized discount	75,812

USVD Seller’s Note balance, net of unamortized discount at December 31, 2009	$1,524,188

Notional balance of USVD Seller’s Note at December 31, 2009	$850,000
Adjustments:
Unamortized discount	—

USVD Seller’s Note balance, net of unamortized discount at December 31, 2009	$850,000

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

Notional balance of Vicis Note	$1,500,000
Adjustments:
Discount for gain on extinguishment	(151,619)

Vicis Note balance, net of unamortized discount at September 23, 2008	$1,348,381

The Vicis Note balance on the consolidated balance sheet as of December 31, 2009 is comprised of the following:

Notional balance of Vicis Note at December 31, 2009	$1,500,000
Adjustments:
Unamortized discount for gain on extinguishment	(1,784)

Vicis Note balance, net of unamortized discount at December 31, 2009	$1,498,216

Long-term Debt — Acquisition of STN
Concurrently with the closing of the STN Acquisition, the Company and its five subsidiaries (U.S. Voice and Data, LLC, Brookside Technology Partners, Inc., Acquisition Sub, Trans-West and STN (hereinafter, the Company and its five subsidiaries collectively are referred to as the “Borrowers”) entered into a Credit Agreement (the “Chatham Credit Agreement”) with Chatham Investment Fund III, LLC, Chatham Investment Fund III QP, LLC and Chatham Credit Management III, LLC (“Chatham”), pursuant to which Chatham agreed to provide a $7,000,000 term loan and a $2,000,000 revolving line of credit (collectively the “Loans”). The Loans are evidenced by a Term Note and a Revolving Note. As a condition precedent to the extension of the Loans: (a) the Borrowers entered into a Pledge Agreement, dated September 23, 2008, pursuant to which the Borrowers pledged the stock of each subsidiary owned by it as collateral to secure payment of the Loans; (b) the Borrowers granted to Chatham a Warrant to purchase an aggregated of 140,930,835 shares of Borrower’s Common Stock (“Chatham Warrants”); and (c) the Borrowers entered into a Warrant Purchase and Registration Rights Agreement, dated September 23, 2008, pursuant to which, among other things, the Borrowers agreed to register the resale of the shares underlying the Chatham Warrants upon demand by Chatham. The Loans have a term of three years and bear interest, at the following rates: (i) with respect to the Revolving Note, LIBOR plus 4.00% per annum, and (ii) with respect to the Term Loan, LIBOR Rate plus 9.00% per annum. Additionally, the Chatham Credit Agreement contains standard representations, warranties and covenants that require the Borrowers, on a consolidated basis, to maintain at the end of each month: (1) a fixed charge coverage ratio for the 12 months then ended of at least 1.75:1; and (2) a leverage ratio as of the last day of such fiscal month and for the 12 months then ended of not more than 3:1, in each case calculated as set forth in the Credit Agreement. The Borrowers have not been in compliance with either ratio since December 31, 2008. In December 2009, Chatham placed the Company in default. As such, the Company reclassified the Chatham debt as current at December 31, 2009. Prior to the closing of the Chatham Financing, the Borrowers did not have any relationship with Chatham. In April 2010, Chatham waived all exiting defaults and agreed to suspend compliance with the minimum fixed charge coverage ratio and maximum leverage ratio (see Note 21).

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

Change in unamortized discount and loan costs of the Note —
For the year ended December 31, 2009, the discount on the above Notes changed due to amortization of discounts in connection with the notes. The total discount on the Notes changed from $8,338,342 at inception to $3,848,016 at December 31, 2007, then to $2,852,779 at December 31, 2008, and then to 1,686,482 at December 31, 2009. There was $3,006,498 of new discounts generated in 2008 in connection with valuing the Chatham Warrants issued with Chatham credit facility. Unamortized discounts totaling $4,905,269 were amortized to expense over the terms of the notes during the year ended 2007, $4,956,408 was amortized to expense during the year ended December 31, 2008, and $1,166,296 was amortized to expense during the year ended December 31, 2009. Total amortization expense was $1,705,064 and $5,602,861 for the years ended December 31 2009 and 2008, respectively. In addition to the amortization of discounts in connection with the notes as discussed above, amortization expense also included amortization of intangible assets which totaled $731,712 and $646,453 for the years ended December 31, 2009 and 2008, respectively.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 7 — Commitments and Contingencies
Leases
On July 26, 2007, the Company entered into a 31 month lease for its Austin operations under a lease classified as an operating lease. Effective September 26, 2007, the Company assumed current operating leases for the three offices leased by USVD. On October 15, 2007, the Company entered into a 60 month lease for its headquarters in Clearwater, Florida effective December 1, 2007. On June 15, 2009, the Company entered into a new lease for its Sacramento operations for 28 months under a lease classified as an operating lease. On September 7, 2009 the Company extended the lease for its San Diego operations for 60 months under a lease classified as an operating lease. Minimum lease obligations are as follows:

2010	$441,524
2011	306,004
2012	280,381
2013	68,072
2014	46,766
Rental expense for operating leases for the years ended December 31, 2009 and 2008, was approximately $673,000 and $505,000, respectively
Liquidated Damages Under Registration Payment Arrangements
The Company has accrued $154,400 which is included in other current liabilities in the accompanying consolidated balance sheets for December 31, 2009 and December 31, 2008 related to expected liquidated damages that will be paid in cash or by issuance of additional common shares or warrants for common shares under various registration rights agreements related to common shares, conversion rights and warrants for preferred shares.
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

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 7 — Commitments and Contingencies (continued)
As discussed further under “Business” and “Management’s Discussion and Analysis,” USVD’s revenues for the six months ended June 30, 2009, while under the direction of Messrs. Fischer & Diamond, were approximately $2,700,000 lower than its revenues in the same period in 2008. This decrease adversely impacted the Company’s liquidity and subsequently the Company’s largest equity investor, Vicis, provided an additional capital infusion. Also, the Company and its primary lender, Chatham, have made modifications to the Company’s credit facility.
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
On July 17, 2009, the USVD Sellers filed a civil action in the Circuit Court of Jefferson County, Kentucky, alleging that the Company breached the USVD Agreement by failing to pay the previously mentioned $289,000 EBITDA earn-out payment they claim they was due on April 30, 2009, in addition to $1,750,000 of other future payments they claim they are entitled to accelerate as a result of such alleged breach. The lawsuit calls for an acceleration of all money owed to the USVD Sellers including: the $850,000 Seller Note, the $289,000 accrued EBITDA earn-out and an additional $900,000 in Minimum Cash Payments (as defined by the employment agreements of Messrs. Fischer and Diamond) in connection with future estimations of earn-outs yet to be earned. The Company has a note payable — USVD Sellers included in its long-term debt of $850,000, as well as an accrual for the $289,000 accrued 2008 earn-out payment that the USVD Sellers, Messrs. Fischer and Diamond, claim is due to them.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 7 — Commitments and Contingencies (continued)
On October 8, 2009 filed an answer and counter-claim to the USVD Sellers civil action discussed above. This answer and counter-claim outlines, among other things, the Company’s arguments for defense as well as the Company’s claims of breaches of fiduciary duty and other common law, contractual, quasi-contractual, and statutory claims against former employees of USVD. During their periods of employment, various employees of USVD who are now employees of a competitor, engaged in a variety of acts and omissions in breach of their legal duties to USVD and Brookside, including but not limited to (1) failure of the CEO and COO to fulfill their contractual duties under their Employment Agreements; (2) acts by these and other employees with fiduciary duties to act in the best interests of the company as opposed to their individual self-interests or the interests of third parties, in company matters; (3) destruction and/or seizure of proprietary documents and information belonging to USVD for the benefit of a competitor; and (4) failure by sales personnel to reimburse USVD for funds advanced on sales on behalf of USVD which were not consummated prior to their departures. The Company is continuing to analyze the forgoing civil action and continues to aggressively investigate the actions undertaken by of Messrs. Fischer and Diamond, as well as the former USVD employees, both before and after their resignations. The litigation is in its early stages, and it is premature to project its outcome. The Company continues to vigorously defend the Circuit Court action and to pursue all available defenses, claims and counter claims against the USVD Sellers, Messrs. Fischer and Diamond, and certain former USVD employees.
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
During the years ended December 31, 2009 and 2008 sales and net receivables (receivables billed, plus unbilled receivables, less billings in excess of revenues) by customers with more than 10% of revenue or the total of accounts and unbilled receivables balances were as follows:

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 8 — Concentrations (continued)
2009

Customer	Revenues	Receivables
Customer A	$599,172 3.4%	$428,256 14.7%
2008

Customer	Revenues	Receivables
Customer A	$3,693,345 17.0%	$291,440 6.9%
The Company is also dependent on a limited number of suppliers for telecommunications equipment, as follows:

Concentration	Activity and Balances
Ingram Micro	Supplies telephone equipment under the brand name Nortel Networks.
NEC	Supplies telephone equipment under the brand name NEC.
Mitel	Supplies telephone equipment under the brand names Mitel and Inter-tel.
Note 9 — Related Party Transactions
The Company has notes payable to officers and shareholders of the Company. The balance of these notes payable was $964,927 and $1,732,305 at December 31, 2009 and December 31, 2008, respectively.
Note 10 — Series A 8% Convertible Preferred Stock
The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. The Company’s preferred stock may be divided into such series as may be established by the Board of Directors. The Board of Directors may fix and determine the relative rights and preferences of the shares of any series established.
The conversion price of the Preferred Stock and the exercise price of the Warrants are subject to adjustment in certain instances, including the issuance by the Company of securities with a lower conversion or exercise price, which occurred as part of the USVD financings and STN financings and acquisition. The Series A Stock has voting rights equivalent to the 1,310,671,600 shares of common stock into which it can convert. The Series A stockholders also must approve any change to the Company’s Articles of Incorporation.
On July 3, 2008, the Company entered into a Securities Purchase Agreement (the “Vicis Agreement”) with Vicis Capital Master Fund, a sub-trust of Vicis Capital Series Master Trust (“Vicis”), pursuant to which Vicis acquired (a) 2,500,000 shares of Series A Stock; and (b) a warrant (the “Warrant”) to purchase 250,000,000 shares of common stock of the Company at $0.03 per share (the “Exercise Price”), for an aggregate purchase price of $2,500,000 (“Vicis Equity Infusion”). The warrant included a put provision inherent in the redemption provision included in the warrant agreements and recorded at issuance as a liability for “Derivative financial instruments at estimated fair value” on the Company’s balance sheet in accordance with the current authoritative guidance. The Company is required to adjust the carrying value of the above warrants to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. In valuing the above warrants the company used the Black-Scholes model. The warrant included a redemption right, payable in cash upon the future occurrence of a change in control. As such, the Company recorded a derivative financial instrument at fair value of $2,162,879 in connection with this transaction.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 10 — Series A 8% Convertible Preferred Stock (continued)
Effective June 1, 2009, the Company entered into a Securities Purchase Agreement with Vicis Capital Master Fund, a sub-trust of Vicis Capital Series Master Trust, and the Company’s largest preferred stockholder (“Vicis”), pursuant to which Vicis invested an additional $1,000,000 in the Company and the Company issued to Vicis 1,000,000 shares of the Company’s Series A Stock and a warrant to purchase 100,000,000 shares of Common Stock at an exercise price of $0.01 per share. Pursuant to this event, all the outstanding warrants have been re-priced to $0.01 and all conversion prices on the Series A Stock have been reduced to $0.01. The warrant included a put provision inherent in the redemption provision included in the warrant agreements and recorded at issuance as a liability for “Derivative financial instruments at estimated fair value” on the Company’s balance sheet in accordance with the current authoritative guidance. In accordance with provisions of the authoritative guidance, the Company is required to adjust the carrying value of the above warrants to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. In valuing the above warrants the Company used the Black-Scholes model. The warrant included a redemption right, payable in cash upon the future occurrence of a change in control. As such, the Company recorded a derivative financial instrument at fair value of $898,756 in connection with this transaction.
Pursuant to the Vicis Agreement, all the outstanding warrants have been re-priced to $0.01 and all conversion prices on the Series A Stock have been reduced to $0.01.
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
During the year ended December 31, 2009, certain Series A stockholders converted 110,000 shares of Series A Stock to 11,653,750 shares of the Company’s common stock. During the year ended December 31, 2008, certain Series A stockholders converted 484,990 shares of Series A Stock to 11,484,939 shares of the Company’s common stock.
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
The Company evaluates its tax positions under the authoritative guidance. Accordingly, the Company’s management first determines whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. Any tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. Each identified tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. No such tax positions were identified during the years ended December 31, 2009 and 2008.
Income tax provision (benefit) for the years ended December 31, 2009 and 2008 consists of the following:

	2009	2008
Current:
Federal	$—	$—
State and local	28,062	164,000

Total current	28,062	164,000

Deferred:
Federal	$266,529	$—
State and local	36,765	—

Total deferred	303,294	—

Net operating loss carryforwards	(1,257,706)	—
Increase in valuation allowance	1,561,000	—

Total deferred	303,294	—

Income tax provision (benefit)	$28,062	$164,000

The following table provides a reconciliation of the income tax provision (benefit) at the statutory federal rate to the actual income tax provision (benefit) for the years ended December 31, 2009 and 2008:

	2009	2008
Tax at Federal Statutory rate of 34%	$(1,470,564)	$(1,639,644)
State and local income taxes, net of federal benefit	18,240	(342,033)
Non-deductible items and others	(80,614)	1,073,403
Increase in valuation allowance	1,561,000	1,072,274

Income tax provision (benefit)	$28,062	$164,000

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 11 — Income Taxes (continued)
Significant temporary differences that give rise to the deferred tax assets (liabilities) as of December 31, 2009 and 2008 are as follows:

	2009	2008
Net operating loss carryforwards for tax purposes	$3,161,000	$1,894,000
Billings in excess of revenues	828,000	377,000
Accounts receivable	—	—
Property and equipment	(32,000)	(58,000)
Goodwill	(697,000)	(498,000)
Intangible assets	306,000	326,000
Deferred job costs	(3,000)	(11,000)
Other	45,000	17,000

Net deferred tax asset before valuation allowance	3,608,000	2,047,000
Valuation allowance on deferred tax assets	(3,608,000)	(2,047,000)

Net deferred tax asset	$—	$—

As of December 31, 2009 and 2008, the Company has available federal and state net operating loss carryforwards totaling approximately $8.2 million and $4.6 million, respectively. These federal and state net operating loss carryforwards expire in 2029 and 2028. The Company files a U. S. federal income tax return and income tax returns in various state and local tax jurisdictions. The Company reduces its jurisdictional tax liabilities to the extent net operating loss carryforwards are available. Where state or local tax jurisdiction net operating loss carryforwards are not available or are limited, the Company pays income taxes. Tax returns for all years are subject to future examination by federal and state taxing authorities.
Note 12 — Cost of Sales
For the years ended December 31, 2009 and 2008, costs of sales consisted of the following:

	December 31,
	2009	2008
Equipment costs	$4,909,647	$9,120,527
Contract labor	24,225	134,629
Direct labor	1,351,630	1,099,785
Sales commissions and selling costs	53,340	228,486
Software assurances costs	158,008	286,075
Lite warranty costs	86,328	223,396
Other costs	82,648	67,350

	$7,151,826	$11,160,248

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 13 — General and Administrative Expenses

	December 31,
	2009	2008
Employee compensation and benefits	$7,616,903	$5,287,931
Bad Debt Expense	392,496	2,046
Telephone	374,009	220,302
Travel expense	523,338	424,806
Occupancy	537,607	373,451
Professional fees	742,834	676,332
Stock based compensation	77,733	165,237
Other	1,709,223	1,701,527

	$11,974,143	$8,851,632

Note 14 — Employee Benefit Plan
USVD, the Company’s subsidiary, has a 401(k) profit sharing plan (the Plan) and other employee health and benefit plans. The Plan allows all eligible employees to defer a portion of their income on a pretax basis through contributions to the Plan.
The Company has made 401(k) matching contributions of $76,443 and $142,783 for the years December 31, 2009 and 2008, respectively.
The Company provides group health and other benefits to its employees through plans that cover all employees that elect to be covered. The Company’s share of group health care costs was approximately $533,000 and $358,000 for the years ended December 31, 2009 and 2008, respectively, and such amounts have been included in employee compensation and benefits expense.
Note 15 — Acquisition of Standard Tel Networks, LLC
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
At the closing of the STN Acquisition, the Company issued to the Seller Parties 40,843,376 shares of the Company’s common stock and paid to the Seller Parties $3,209,263 in cash. However, pursuant to the Purchase Agreement, one-half of such shares are being held in escrow subject to certain post-closing purchase price adjustments and indemnification obligations. On January 8, 2009, the Company and the Seller Parties completed the analysis of post closing adjustments. This resulted in a cash reduction of the purchase price of $247,059. As a result of the decrease in purchase price, the resulting goodwill has been adjusted down by the cash portion of this amount. The stock portion will be analyzed further subject to additional purchase price adjustments and indemnification obligations due September 23, 2009.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 15 — Acquisition of Standard Tel Networks, LLC (continued)
In connection with the STN acquisition, the Company entered into Restrictive Covenant Agreements with the Seller Parties, pursuant to which the Seller Parties, subject to certain limited exceptions, agree not to use or disclose confidential information belonging to the Company or STN and not to compete with the Company nor to solicit its customers or employees. Additionally, the Company caused STN to enter into an Employment Agreement with Michael Promotico, with an initial term of three years, pursuant to which he will serve as STN’s Chief Executive Officer (the “Employment Agreement”). The Employment Agreement contains standard terms and provisions, including non-competition and confidentiality provisions and provisions relating to early termination and constructive termination, and provides for an annual base salary, performance incentives, certain standard benefits and stock options at an exercise price equal to the fair market value of the shares on the closing date.
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
Operating results from the acquired business is included in the condensed consolidated statements of operations from the date of acquisition. A summary of the purchase price allocation is as follows:

Purchase price -
Cash paid		$2,982,667
Stock issued		1,169,755
Legal & other acquisition costs		259,210

Acquisition costs		4,411,631
Net fair value of assets acquired and liabilities assumed		(56,696)

Excess of cost over fair value of tangible assets acquired		$4,354,936
Value assigned to customer contracts acquired		(900,000)

Goodwill acquired		$3,454,936

Fair value of assets acquired and liabilities assumed -	$
Cash acquired		522,319
Accounts receivable		1,176,392
Inventory and work in progress		902,777
Property and equipment		122,677
Other assets		42,593
Accounts payable and accrued expenses		(780,015)
Customer deposits and deferred income		(1,842,579)
Installment loan		(87,468)

Net fair value of assets acquired and liabilities assumed		$56,696

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 15 — Acquisition of Standard Tel Networks, LLC (continued)
The following unaudited pro forma financial information presents the results of operations for the years ended December 31, 2009 and 2008 as if the acquisitions had occurred at the beginning of each period presented. The pro forma financial information has been adjusted for the effect of interest paid on the term loan and the reduced interest earned on cash used in the acquisitions of USVD and STN. The pro forma financial information for the combined entities has been prepared for comparative purposes only and is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of each period presented, or of future results. “

	(Unaudited)
	Year ended December 31,
	2009	2008
Pro forma net revenues	$17,542,252	$28,703,526
Pro forma net income (loss)	3,906,881	(6,823,225)

Pro forma net income per share:
Diluted	$0.002	$(0.047)

Note 16 — Stock-Based Compensation
The following disclosures provide information regarding the Company’s stock-based compensation awards, all of which are classified as equity awards in accordance with the authoritative guidance:
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
The Company recognized $77,733 and $165,237 compensation expense for options for the years ended December 31, 2009 and 2008, respectively.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 16 — Stock-Based Compensation (continued)
A summary of the changes in the total stock options outstanding during the year ended December 31, 2009 follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2006	—	—
Granted During 2007	14,000,000	$0.186
Forfeited or expired	—	—
Exercised	—	—

Outstanding at December 31, 2007	14,000,000	$0.186
Cancelled during 2008	(14,000,000)	$0.186
Granted during 2008	19,200,000	$0.03
Forfeited or expired	—	—
Exercised	—	—

Outstanding at December 31, 2008	19,200,000	$0.03
Granted during 2009	2,000,000	$0.01
Forfeited or expired	—	—
Exercised	—	—

Outstanding at December 31, 2009	21,200,000	$0.03
Vested and exercisable at December 31, 2009	18,266,667	$0.03

The weighted average remaining term of the options is approximately 8.8 years at December 31, 2009. Options issued in 2009 had an exercise price of $0.01 per share. The grant date fair value for 2009 options was $0.01 per share. At December 31, 2009, there was $97,223 of total unrecognized compensation cost related to non-vested stock option awards that are expected to be recognized over a period of 1 year. The Company has stock options outstanding with an intrinsic value of $182,667 at December 31, 2009.
Note 17 — Warrants
Warrants
The following is a summary of the warrants outstanding as of December 31, 2009.

	Outstanding	Exercise Price
Series A *	69,583,968	$0.01
Series B	77,081,260	$0.01
Series C	13,662,105	$0.01
Series D **	25,080,000	$0.01
Series E	61,273,835	$0.01
Series F	350,000,000	$0.01
Chatham	140,930,835	$0.01

Total warrants	737,612,003

*	Includes 2,628,917 penalty warrants

**	Includes 1,080,000 penalty warrants.

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 18 — Intangible Assets
Intangible assets represent amounts acquired in the acquisitions of USVD and STN and consist of the following as of December 31, 2009:

	Life (years)	2009	2008
Purchased customer contracts — USVD	1	$600,000	$600,000
Purchased customer contracts — STN	1	900,000	900,000
Non-compete agreements	3	100,000	100,000

		1,600,000	1,600,000
Less accumulated amortization		(1,600,000)	(868,290)

		$—	$731,710

Amortization expense for 2009 related to these intangible assets was $731,710 and $645,822 for the years ended December 31, 2009 and 2008, respectively. Amortization expense is included in amortization expense of loan discount and intangibles in the accompanying consolidated statements of operations.
Goodwill
The Company performed several tests as to the potential impairment to the current carrying value of goodwill. Management considered an analysis based on discounted cash flow to be the most applicable. This analysis was based on projected cash flows for the years ended 2010 through 2013, with a residual value of 4.5 times the earnings before interest, taxes, depreciation and amortization (“EBITDA”). This multiple approximates the actual negotiated average purchase price of STN and USVD by the Company, negotiated at arms-length. In order to achieve these future cash flows, the Company added an assumption for an initial investment of $1,000,000 in 2010.
Based on these assumptions, the Company calculated the value of goodwill to be $11,659,254. Since the carrying value of goodwill was $16,980,029, an adjustment for impairment of long-lived assets of $5,320,775 was made at December 31, 2009.
Note 19 — Derivative Financial Instruments at Fair Value
The Company issued the following warrants in conjunction with various financing related activities:

	2007 Original			2009
	Series A		2008 Vicis	Vicis
	Shareholders	Hilco	Financing	Financing

Financing	$1,280,237	$6,000,000	$5,500,000	$1,000,000

Total number of warrants	475,478,304	61,273,872	250,000,000	100,000,000

Exercise Price	$.01	$0.137	$0.03	$0.01
Term of warrants (years)	3-5	5	5	5
Debt issuance costs	$554,996	$1,659,773	$—	$—
Face value of debt/equity	$2,141,990	$4,340,227	$5,500,000	$1,000,000
Fair value of derivative at Inception	$2,886,233	$18,008,466	$9,656,069	$1,925,571
Financing expense recorded	$2,886,233	$12,348,466	$4,156,069	$925,571

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 19 — Derivative Financial Instruments at Fair Value (continued)
The above amounts have been classified as derivative financial instruments because of the put provisions inherent in the redemption provision included in the warrant agreements and recorded at issuance as a liability for “Derivative financial instruments at estimated fair value” on the Company’s balance sheet in accordance with the current authoritative guidance, whereby the Company is required to adjust the carrying value of the above warrants to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. In valuing the above warrants, the Company used the Black-Scholes model. Changes in warrant liabilities for 2009 and 2008 were as follows:

	2008
	3/31/08	6/30/08	9/30/08	12/31/08

Derivative financial instrument at opening balance sheet date	$7,605,601	$3,448,910	$1,385,780	$11,967,175
Fair value of new derivative during the period	—	—	9,656,069	—
Change in estimated fair market value of derivative financial instrument	(4,156,691)	(2,063,130)	925,326	49,288

Derivative financial instrument at closing balance sheet date	$3,448,910	$1,385,780	$11,967,175	$12,016,463

	2009
	3/31/09	6/30/09	9/30/09	12/31/09

Derivative financial instrument at opening balance sheet date	$12,016,463	$11,338,561	$7,512,529	3,619,902
Fair value of new derivative during the Period	—	1,925,571	—	2,886,233
Change in estimated fair market value of derivative financial Instrument	(677,902)	(5,751,603)	(3,892,627)	(68,588)

Derivative financial instrument at closing balance sheet date	$11,338,561	$7,512,529	$3,619,902	$6,437,547

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

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 20 — Segment Information
Based on the Company’s organization, the Company operates in three business segments: STN, USVD and other. STN is headquartered in Huntington Beach, California, and has offices in Sacramento and San Diego. USVD is headquartered in Louisville, Kentucky, and serves the Kentucky and Southern Indiana markets, operating out of offices in Louisville, Lexington and Indianapolis. The Company also have operations in Austin, Texas and the Company’s corporate office is headquartered in Clearwater, Florida.
The Company’s chief operating decision makers utilize both revenue and income (loss) before income taxes, in assessing performance and making overall operating decisions and resource allocations. The Other segment represents corporate selling, general and administrative expenses and interest expense for the Company, as well as the results of operations for BTP, Inc.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 2). Information about the Company’s segments is as follows (in thousands):

			Net
		Income (loss)	Fixed
Year ended December 31, 2008:	Revenue	before income taxes	Assets
STN	$2,897	$376	$127
USVD	16,489	2051	241
Other	2,324	(7,413)	76

	$21,710	$(4,986)	$444

			Net
		Income (loss)	Fixed
Year ended December 31, 2009:	Revenue	before income taxes	Assets
STN	$7,900	$(192)	$70
USVD	8,392	(181)	219
Other	1,250	13,809	67

	$17,542	$13,436	$356

BROOKSIDE TECHNOLOGY HOLDINGS CORP.
Notes to Consolidated Financial Statements
Note 21 — Subsequent Events
During February 2010, 63,049,260 Series A warrants expired.
On March 15, 2010, the Company converted the note payable to an individual, which had a balance of $28,143 plus accrued interest of $2,134, to 4,500,000 in common stock.
On April 12, 2010, the Company paid in full a note payable to shareholder which had a balance of $97,982 for payment of $50,000.
On April 12, 2010, the Company’s board of directors increased the authorized shares of its Series A Stock from fifteen million (15,000,000) shares to twenty million (20,000,000) shares.
Vicis Purchase of 3,000,000 Shares of Series A Stock
Effective April 12, 2010, the Company entered into a Securities Purchase Agreement with Vicis, pursuant to which Vicis invested an additional $3,000,000 in the Company and the Company issued to Vicis 3,000,000 shares of the Company’s Series A Stock and a warrant to purchase 300,000,000 shares of Common Stock at an exercise price of $0.01 per share and converted its subordinated note, pursuant to which the Company owed Vicis $1,737,083, into an additional 1,737,083 shares of Series A Convertible Preferred Stock of the Company. In connection therewith, the Company issued to Vicis a Warrant to purchase up to 473,308,300 shares of Common Stock of the Company. The warrant included a put provision inherent in the redemption provision included in the warrant agreements and recorded at issuance as a liability for “Derivative financial instruments at estimated fair value” on the Company’s balance sheet in accordance with the current authoritative guidance. In accordance with the authoritative guidance, the Company is required to adjust the carrying value of the above warrants to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. In valuing the above warrants, the Company used the Black-Scholes model. The warrant included a redemption right, payable in cash upon the future occurrence of a change in control. As such, the Company recorded a derivative financial instrument at fair value of $4,336,103 in connection with this transaction on April 12, 2010.
Chatham Default Waiver
On April 12, 2010, pursuant to which the Company restructured its senior credit facility. Among other things, the Amendment Agreement waives all prior defaults under the Company’s senior credit facility, extends the term of the senior loan to September 23, 2012, and eliminates and/or modifies certain financial covenants and agreed to suspend the compliance of the minimum fixed charge coverage ratio and maximum leverage ratio contained in the credit agreement. The Company is in full compliance with its financial covenants under this agreement. In connection therewith, the Company executed and delivered an Amended and Restated Term note to Chatham and issued to Chatham a Warrant to purchase up to 506,906,835 shares of Common Stock of the Company.
Employee Stock Options
Effective March 17, 2010, the Company issued to several of its non-executive employees 10,690,000 stock options. The stock options vest over three years, and have a strike price of $.01 per share, the fair value of the Company’s common stock at issuance date. The Company recognized employee stock option expense of $2,924 in March 2010. The Company determines the fair value of stock options at the date of grant using the Black-Scholes valuation model. Most options vest annually over a three-year service period. The Company will issue new shares upon the exercise of stock options.
In accordance with Accounting Standards Codification 855, Subsequent Events (“ASC 855”), the Company has evaluated events through April 15, 2010, the date the financial instruments were issued.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brookside Technology Holdings Corp.
Dated: April 15, 2010	By:	/s/ Michael W. Nole
		Name:	Michael W. Nole
		Title:	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

Dated: April 15, 2010	By:	/s/ Bryan G. McGuire
		Name:	Bryan G. McGuire
		Title:	Chief Financial Officer (Principal Financial Officer)