Form 10-Q
period 2010-03-31
BROOKSIDE TECHNOLOGY HOLDINGS, CORP.
filed 2010-05-14
CIK 1367001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding of registrant’s class of common stock as of May 14, 2010: 182,579,405

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
The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties including those set forth under “Risk Factors” in our Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission, and any other periodic reports filed with the Securities and Exchange Commission. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in its forward-looking statements.

BROOKSIDE TECHNOLOGY HOLDINGS CORP
CONSOLIDATED BALANCE SHEETS
As of March 31, 2010 and December 31, 2009

	March 31,	December 31,
	2010 (Unaudited)	2009
ASSETS
Current assets
Cash and cash equivalents	$95,090	$196,424
Cash collateral account	361,097	361,097
Accounts receivable, net	2,228,717	2,908,056
Inventory	2,309,874	2,011,052
Deferred contract costs	25,946	7,937
Deferred finance charges, net of amortization	290,674	339,756
Prepaid expenses	43,272	69,541

Total current assets	5,354,670	5,893,863
Property and equipment
Office equipment	628,566	645,506
Furniture, fixtures and leasehold improvements	169,365	169,364

	797,931	814,870
Less: accumulated depreciation	(482,507)	(459,059)

Property and equipment, net	315,424	355,811

Goodwill	11,659,254	11,659,254
Intangible assets, net	—	—
Deposits and other assets	28,267	28,267

TOTAL ASSETS	$17,357,615	$17,937,195

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accounts payable and accrued expenses	$3,221,588	$2,728,404
Billings in excess of revenues	2,252,255	2,350,065
Payroll liabilities	544,821	443,945
Current portion of long term debt	2,599,345	8,413,200
Income taxes payable	96,700	96,700
Other current liabilities	288,725	288,724

Total current liabilities	9,003,434	14,321,038
Long term debt, less current portion	6,179,289	17,392
Derivative financial instruments at fair value	6,269,909	6,437,547

Total liabilities	21,452,632	20,775,977

Stockholders’ deficit
Series A convertible preferred stock, 15,000,000 authorized, 13,106,716 issued and outstanding at March 31, 2010 and December 31, 2009, at 8% dividend yield. Liquidation preference of $15,000,115 and $14,738,181 at March 31, 2010 and December 31, 2009, respectively.	8,002,320	7,740,386
Common stock, $.01 par value, 10,000,000,000 shares authorized, 182,579,405 and 178,079,405 shares issued and outstanding at March 31, 2010 and December 31, 2008, respectively	182,580	178,080
Additional paid-in capital	11,991,804	11,943,670
Accumulated deficit	(24,271,721)	(22,700,918)

Total stockholders’ deficit	(4,095,017)	(2,838,782)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$17,357,615	$17,937,195

See accompanying notes and independent auditors’ report.

BROOKSIDE TECHNOLOGY HOLDINGS CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2010 and 2009
Unaudited

	March 31,
	2010	2009
REVENUES
Installation and other services	$2,090,145	$1,573,177
Equipment sales	1,581,930	3,428,122

Total revenues	3,672,075	5,001,299
COST OF SALES	1,560,663	2,276,180

GROSS PROFIT	2,111,412	2,725,119

OPERATING EXPENSES
General and administrative	2,844,914	3,110,097
Depreciation expense	28,545	35,132

Total operating expenses	2,873,459	3,145,229

OTHER INCOME (EXPENSE)
Interest expense	(442,981)	(432,809)
Amortization expense of loan discount and intangibles	(243,338)	(476,674)
Gain on change in fair value of derivative financial instruments	167,639	677,902
Other income (expense), net	(10,275)	1,615

Total other income (expense)	(528,955)	(229,966)

LOSS BEFORE INCOME TAXES	(1,291,002)	(650,076)
Provision for income taxes	(22,214)	—

NET LOSS	$(1,313,216)	$(650,076)

Preferred Stock Dividends	(261,934)	(244,334)

Net loss attributable to common shareholders	$(1,575,150)	$(894,410)

Loss per share- basic and fully diluted	$(0.009)	$(0.006)

Weighted average shares outstanding	174,667,048	140,228,340

See accompanying notes and independent auditors’ report.

BROOKSIDE TECHNOLOGY HOLDINGS CORP
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
Unaudited

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,313,216)	$(650,076)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	28,545	35,132
Amortization of loan discounts and intangibles	243,338	476,674
Non-cash interest expense	50,865	130,254
Gain on change in fair value of derivative financial instruments	(167,639)	(677,902)
Gain on disposal of asset	11,848	—
Bad debt expense	116,465	26,450
Stock based compensation	22,357	16,944
(Increase) decrease in:
Accounts receivable	562,875	829,394
Inventory	(298,822)	49,170
Deferred contract costs	(18,009)	94,366
Prepaid expenses	26,269	(122,608)
Deposits and other assets	—	271
Increase (decrease) in:
Accounts payable and accrued expenses	493,184	(71,585)
Accrued payroll liabilities	100,876	(140,548)
Billings in excess of revenues	(97,810)	(98,019)
Income taxes payable	—	(1,300)
Other current liabilities	—	43,966

	1,074,342	590,659

NET CASH USED IN OPERATING ACTIVITIES	(238,874)	(59,417)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	—	(53,064)
Cash used for restricted cash	—	(233,334)
Cash provided by restricted cash	—	750,000
Acquisition of US Voice & Data, LLC (“USVD”) additional EBITDA Earnout	—	(61,634)

NET CASH PROVIDED BY INVESTING ACTIVITIES	—	401,968

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long term debt	151,900	285,253
Repayment of long term debt	(14,360)	(798,854)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	137,540	(513,601)

NET DECREASE IN CASH	(101,334)	(171,050)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	196,424	1,204,191

CASH AND CASH EQUIVALENTS AT END OF YEAR	$95,090	$1,033,141

SUPPLEMENTAL DISCLOSURE
Income taxes paid	$22,214	$—

Interest paid	$493,846	$302,555

Non-cash financing and investing activities
Accretion of preferred stock dividend	$261,934	244,334

Accrued interest added to note payable balance	$75,302	$35,253

Conversion of note payable and accrued interest to common stock	30,277	—

See accompanying notes and independent auditors’ report.

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 — Basis of Presentation and Nature of Business
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Brookside Technology Holdings Corp., a Florida corporation (the “Company”), have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements and notes are presented as permitted on Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2009. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of March 31, 2010 and December 31, 2009, and the results of operations and cash flows for the quarters ended March 31, 2010 and 2009. The results of operations for the quarter ended March 31, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
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
Standard Tel Networks, LLC
In 2008, the Company, through its wholly-owned subsidiary, Standard Tel Acquisitions, Inc. (“Acquisition Sub”), acquired Standard Tel Networks, LLC (“STN”), an independent distributor of high quality, turnkey converged voice and data business communications products and services headquartered in Huntington Beach, CA, and having other California offices in Sacramento and San Diego. In this acquisition, the Company also acquired a 100% interest in Trans-West Network Solutions, Inc.
Note 2 — Liquidity and Capital Resources
These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated significant net losses in the prior three fiscal years.
The Company has cash and cash equivalents of $95,090 at March 31, 2010. Additionally, effective April 12, 2010, Vicis Capital Master Fund, a sub-trust of Vicis Capital Series Master Trust, and the Company’s largest preferred shareholder (“Vicis”), invested an additional $3 million in equity and converted its subordinated promissory note, in the original principal amount of $1.5 million plus accrued interest of $237,083, into 4,737,083 shares of Series A convertible preferred stock of the Company and a warrant to purchase 473,708,300 shares of common stock at an exercise price of $0.01 per share. The warrant includes a redemption right, payable in cash upon the future occurrence of a change in control. The warrant also includes a put provision inherent in the redemption provision; therefore, the warrant is recorded at issuance as a liability for “Derivative financial instruments at estimated fair value” on the Company’s balance sheet in accordance with the current authoritative guidance. The Company is required to adjust the carrying value of the above warrants to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. In valuing the above warrants, the Company used the Black-Scholes model. As such, the Company recorded a derivative financial instrument at fair value of $4,336,103 in connection with this transaction in April 2010.

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 2 — Liquidity and Capital Resources (continued)
Additionally, the Company entered into a loan amendment with its senior lender, Chatham Credit Management III LLC, the Company’s senior lender (“Chatham Capital”), which restructured the Company’s senior credit facility to, among other things, waive of all prior defaults, extend the term of the senior loan to September 23, 2012, and eliminate and/or modified certain financial covenants.
The Company had a net loss for the three months ended March 31, 2010 and 2009 of approximately $1.3 million and $650,000, respectively, and has a retained deficit of approximately $24.3 million as of March 31, 2010. The current period net loss was primarily the result of the decrease in revenues of $1.3 million in the first quarter ending March 31, 2010 versus the comparable period in 2009. This decrease is due primarily to the uncertainty in the market due to the poor economy. For the three months ended March 31, 2010, the Company had net cash used in operations of approximately $229,000. Historically, the Company has relied on borrowings and equity financings to maintain its operations. With the additional $3 million equity investment on April 12, 2010, the Company believes it has enough cash to operate for the coming year with its cash on hand, cash to be generated from operations and the borrowing availability with its lenders. However, if the recent economic downturn continues then it could have a material effect on its business operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.
Management is focused on managing costs in line with estimated total revenues for the balance of fiscal 2010 and beyond, including contingencies for cost reductions if projected revenues are not fully realized. However, there can be no assurance that anticipated revenues will be realized or that the Company will successfully implement its plans.
Note 3 — Significant Accounting Policies
The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the practices within the telecommunications industry. There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2010 compared to what was previously disclosed in the Company’s Annual Report on 10-K for the year ended December 31, 2009.
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of Brookside Technology Holdings Corp. and its wholly-owned subsidiaries, certain of which are Brookside Technology Partners, Inc., US Voice & Data, LLC, an Indiana Limited Liability Company, Standard Tel Acquisitions, Inc a California Corporation, Trans-West Network Solutions, Inc., a California Corporation and Standard Tel Networks, LLC, a California Limited Liability Company. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. The Company believes its estimates of allowance for doubtful accounts, inventory reserves, deferred taxes, and the fair value of stock options and warrants, as further discussed below, to be the most sensitive estimates impacting financial position and results of operations.

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 3 — Significant Accounting Policies (continued)
Financial Instruments
The amounts reported for cash and cash equivalents, receivables, accounts payable, and accrued liabilities are considered to approximate their market values based on comparable market information available at the respective balance sheet dates and their short-term nature. The Company believes that the notes payable fair values approximate their notional value at March 31, 2010.
Redeemable Securities
The authoritative guidance requires issuers to classify as liabilities (or assets in some circumstances) certain classes of freestanding financial instruments that embody obligations for the issuer. The Series A Stock is not presently redeemable and has been classified in equity in the unaudited condensed consolidated financial statements.
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

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 3 — Significant Accounting Policies (continued)
Warrants
In 2009, the Company also adopted the requirements of ASC 815 Derivatives and Hedging Activities that revised the definition of “indexed to a company’s own stock” for purposes of continuing classification of derivative contracts in equity. Derivative contracts may be classified in equity only when they are both indexed to a company’s own stock and meet certain conditions for equity classification. Under the revised definition, an instrument (or embedded feature) would be considered indexed to an entity’s own stock if its settlement amount will equal the difference between the fair value of a fixed number of the entity’s equity shares and a fixed monetary amount. The Company was unable to classify 3,990,635 warrants in equity because they embodied anti-dilution protections that did not achieve the fixed-for-fixed definition.
Goodwill and Intangibles
The Company follows ASC 350, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with ASC 350. ASC 350 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The determination as to whether or not goodwill or other intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting units. Changes in operating strategy and market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets. The Company determines impairment by comparing the fair value of the goodwill, using a combination of approaches including the net present value of discounted cash flow method, with the carrying amount of that goodwill. The Company’s impairment assessment involves estimating the future cash flows of its intangible assets including its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the intangible asset exceeds its fair value. The Company conducts impairment testing annually, unless information during the year becomes available that requires an earlier evaluation of impairment. Based on a net realizable value analysis for the year ended December 31, 2009, goodwill from the acquisitions of USVD and STN was determined to be partially impaired. Therefore, an impairment of goodwill in the amount of $5,320,775 was recognized in 2009. The balance of goodwill at March 31, 2010 and December 31, 2009 was $11,659,254. The Company determined that no additional impairment of goodwill exists at March 31, 2010.
The Company acquired other intangible assets from the acquisitions of USVD and STN consisting of purchased contracts and non-compete contracts. Under ASC 350, other intangible assets acquired including purchased contracts are considered to have a finite life. Management has estimated the useful life to be one year and amortized such costs on a straight-line basis over this period. The Company evaluates the periods of amortization continually to determine whether later events or circumstances require revised estimates of useful lives. The Company concluded that its other intangible assets were not impaired and all of the other intangible assets were fully amortized as of December 31, 2009.

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
The Company evaluates its tax positions under the authoritative guidance. Accordingly, the Company’s management first determines whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. Any tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. Each identified tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. No such tax positions were identified during the periods ended March 31, 2010 and December 31, 2009. The Company files tax returns in the U.S. federal and state jurisdictions.
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
At March 31, 2010, there were potentially dilutive securities outstanding consisting of Series A Stock, warrants, and stock options issued to employees. At March 31, 2010, the number of potentially dilutive shares consisted of 31,760,000 stock option shares, 13,106,716 Series A Stock (exercisable into 1,310,671,600 common shares), and 1,124,975,474 common shares purchase warrants. At December 31, 2009, there were potentially dilutive securities outstanding consisting of Series A Stock, convertible debt, warrants, and stock options issued to employees of 1,303,281,724.

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
Recent Accounting Pronouncements
Fair Value Measures
Effective the first quarter of fiscal 2010, the Company adopted revised accounting guidance for the fair value measurement and disclosure of its nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of this accounting guidance did not have a material impact on the Company’s financial position or results of operations.
Accounting Guidance Not Yet Effective
In April 2010, the FASB issued ASU No. 2010-17 which establishes authoritative guidance permitting use of the milestone method of revenue recognition for research or development arrangements that contain payment provisions or consideration contingent on the achievement of specified events. This guidance is effective for milestones achieved in fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. Management is currently evaluating the impact that adoption of this guidance will have on the Company’s unaudited condensed consolidated financial statements.
In January 2010, the FASB issued ASU 2010-06 to improve disclosures about fair value measurements. ASU 2010-06 clarifies certain existing disclosures and requires new disclosure regarding significant transfers in and out of Level 1 and Level 2 of fair value measurements and the reasons for the transfer. The amendments in ASU 2010-06 will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal periods. The Company believes that ASU 2010-06 will not have a material impact on its fair value measurements.
In October 2009, the FASB issued ASU 2009-14 to amend ASC 605, “Revenue Recognition.” The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. The amendments in ASU 2009-14 will be effective for us beginning January 1, 2011, with early adoption permitted. The Company is currently evaluating the impact these amendments will have on its unaudited condensed consolidated financial statements when they become effective.
In October 2009, the FASB issued ASU 2009-13 amending ASC 605 related to revenue arrangements with multiple deliverables. Among other things, ASU 2009-13 provides guidance for entities in determining the selling price of a deliverable and clarifies that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The Company is currently evaluating the impact ASU 2009-13 will have on its unaudited condensed consolidated financial statements when it becomes effective on January 1, 2011. Early adoption is permitted.

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 3 — Significant Accounting Policies (continued)
Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.
Note 4 —Billings in Excess of Revenues
Billings in excess of revenues at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
	2010	2009
Customer deposits and deferred income on installation contracts	$213,196	$247,682
Deferred revenue on maintenance contracts	2,039,059	2,102,383

	$2,252,255	$2,350,065

Note 5 —Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2010	2009
Accounts payable, trade	$2,626,982	$2,175,376
Accrued interest	319,182	306,954
Accrued warranty liability	154,231	154,231
Other accrued expenses	121,193	91,843

Total	$3,221,588	$2,728,404

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 6 —Long Term Debt
Long-term debt as of March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
	2010	2009
Note payable to an individual, unsecured, accruing interest at 2% per annum, with monthly payments of $5,215 due May 1, 2010.	$82,869	$82,869
Note payable to USVD Sellers, unsecured, accruing interest at 0% per annum, due in installments over 3 years with a maturity date of September 26, 2009. Currently in litigation. Please see Note 7 — Commitments and Contingencies — Litigation.	850,000	850,000
Notes payable to an individual, unsecured, accruing interest at 7% per annum, with monthly payments of $1,130 due May 1, 2011. On March 15, 2010, the Company converted this note payable, which had a balance of $28,143 plus accrued interest of $2,134, to 4,500,000 in common stock.	—	28,143
Note payable to executive officer and shareholders, unsecured, accruing interest at 7% per annum, with monthly payments of $968, due September 1, 2010.	16,945	16,945
Notes payable to shareholder, unsecured, accruing interest at 7% per annum, with monthly payments of $6,432 due June 1, 2010. Balance paid in full in April 2010. Please see Note 17 — Subsequent Events.	97,982	97,982
Subordinated Note Payable to Vicis Capital Master Fund, accruing interest at 10%, maturing April 15, 2010, subordinated to the Chatham senior note. Net of discount of $0 and $1,784, respectively. (STN acquisition.) Balance converted to Series A Stock in April 2010. Please see note 17 — Subsequent Events.	1,500,000	1,498,216
Senior note payable, Chatham Investment Fund III, LLC and Chatham Investment Fund III QP, LLC, accruing interest at the LIBOR rate plus 9.00%, monthly principal payments of $83,333 beginning March 2011, with the balance due on the third anniversary of the closing date of September 23, 2012, net of unamortized discount of $1,441,361 and $1,684,699, respectively. (STN acquisition)	6,139,148	5,820,507
Secured notes payable to Enterprise Fleet Services, accruing interest at 5% per annum, with monthly payments of $4,941, with various maturities ranging from August 2010 through May 2012. Notes are secured by vehicles.	62,097	11,446
Secured notes payable to NEC Financial Services, accruing interest at 11.25% with monthly payments of $1,128, with a maturity date of February 25, 2011. Note is secured by testing equipment.	29,593	24,484

Total long term debt	8,778,634	8,430,592
Less current portion	(2,599,345)	(8,413,200)

Long term portion	$6,179,289	$17,392

Principal maturities of long-term debt as of March 31, 2010 are as follows:

Years Ending December 31,	Gross
2010	$2,599,345
2011	866,690
2012	6,753,960
2013	—
2014	—

10,219,995
Less: Unamortized discounts	(1,441,361)

Net of Discounts	$8,778,634

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 6 —Long Term Debt (Continued)
Change in unamortized discount and loan costs of the Note —
For the three months ended March 31, 2010, the discount on the above notes changed due to amortization of discounts in connection with the notes. The total discount on the notes changed from $8,338,342 at inception to $1,441,361 at March 31, 2010. Unamortized discounts totaling total amortization expense were $243,338 and $476,674 for the three months ended March 31, 2010 and 2009, respectively. In addition to the amortization of discounts in connection with the notes as discussed above, amortization expense also included amortization of intangible assets which totaled $0 and $476,674 for the three months ended March 31, 2010 and 2009, respectively.
Note 7 — Commitments and Contingencies
Leases
On July 26, 2007, the Company entered into a 31 month lease for its Austin operations under a lease classified as an operating lease. Effective September 26, 2007, the Company assumed current operating leases for the three offices leased by USVD. On October 15, 2007, the Company entered into a 60 month lease for its headquarters in Clearwater, Florida effective December 1, 2007. On June 15, 2009, the Company entered into a new lease for its Sacramento operations for 28 months under a lease classified as an operating lease. On September 7, 2009 the Company extended the lease for its San Diego operations for 60 months under a lease classified as an operating lease. Minimum lease obligations for the years ending December 31st are as follows:

2010 (remainder)	$304,478
2011	311,194
2012	282,794
2013	135,524
2014	46,766
Rental expense for operating leases for the three months ended March 31, 2010 and 2009, was approximately $237,000 and $176,000, respectively.
Liquidated Damages Under Registration Payment Arrangements
The Company has accrued $154,400 which is included in other current liabilities in the accompanying consolidated balance sheets for March 31, 2010 and December 31, 2009 related to expected liquidated damages that will be paid in cash or by issuance of additional common shares or warrants for common shares under various registration rights agreements related to common shares, conversion rights and warrants for preferred shares.

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 7 — Commitments and Contingencies (continued)
Litigation
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
USVD’s revenues until May 12, 2009, while under the direction of Messrs. Fischer & Diamond, were approximately $2,700,000 lower than its revenues in the same period in 2008. This decrease adversely impacted the Company’s liquidity and subsequently the Company’s largest equity investor, Vicis, provided an additional capital infusion to meet working capital needs. Also, the Company and its primary lender, Chatham, have made modifications to the Company’s credit facility as a result of decreased revenues.
However, USVD’s first quarter decreased earnings were offset by increased earnings provided by STN. as well as increased earnings at USVD in the months subsequent to the departure of Messrs. Fischer and Diamond under the direction of Brookside Technology Holdings Corp’s management and other existing USVD and STN senior managers, discussed further under “Business” and “Management’s Discussion and Analysis.” However, while the Company may have this offset from these combined earnings, Messrs. Fischer’s and Diamond’s earn-outs were to be based solely on USVD’s EBITDA. Given USVD’s performance under Messrs. Fischer’s and Diamond’s stewardship prior to May 12, 2009, it is presently unclear whether they would have earned any future earn-out payments subsequent to their alleged constructive terminations.
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

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 7 — Commitments and Contingencies (continued)
On July 17, 2009, the USVD Sellers filed a civil action in the Circuit Court of Jefferson County, Kentucky, alleging that the Company breached the USVD Agreement by failing to pay the previously mentioned $289,000 EBITDA earn-out payment they claim they was due on April 30, 2009, in addition to $1,750,000 of other future payments they claim they are entitled to accelerate as a result of such alleged breach. The lawsuit calls for an acceleration of all money owed to the USVD Sellers including: the $850,000 Seller Note, the $289,000 accrued EBITDA earn-out and an additional $900,000 in Minimum Cash Payments (as defined by the employment agreements of Messrs. Fischer and Diamond) in connection with future estimations of earn-outs yet to be earned. The Company has a note payable — USVD Sellers included in its long-term debt of $850,000, as well as an accrual for the $289,000 accrued 2008 earn-out payment that the USVD Sellers, Messrs. Fischer and Diamond, claim is due to them.
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
Note 8 — Related Party Transactions
The Company has notes payable to officers and shareholders of the Company. The balance of these notes payable was $964,927 at March 31, 2010 and December 31, 2009. These notes consist of (i) a note payable to executive officer and shareholder in the amount of $16,945 at March 31, 2010 and December 31, 2009, unsecured, accruing interest at 7% per annum, with monthly payments of $968, due September 1, 2010 (ii) a note payable to shareholder in the amount of $97,982 at March 31, 2010 and December 31, 2009, unsecured, accruing interest at 7% per annum, with monthly payments of $6,432, balance paid in full on April 12, 2010 (see Note 17 — Subsequent Events) and (iii) a note payable to shareholders in the amount of $850,000 at March 31, 2010 and December 31, 2009, unsecured, accruing interest at 0% per annum, due in installments over three years with a maturity date of September 26, 2009, currently in litigation (see Note 7 — Commitments and Contingencies - Litigation.

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
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

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 9 — Series A 8% Convertible Preferred Stock (continued)
In June 2009, the Company evaluated the issuance of 5,500,000 shares of Series A Stock for $5,500,000 ($2,500,000 in cash and $3,000,000 in reclassification of principal on the Series B Stock to Series A Stock) and 250,000,0000 warrants to purchase common stock and assigned the values to the Series A Stock and the warrants based on the relative fair values. The warrants were valued using the Black-Scholes valuation model, 0.0% dividend yield, a risk free rate of return of 4.21%, volatility of 181.04% and a five year term. The Company considered the effect of a beneficial conversion feature of the Series A shares issued and the conversion of the Series B Stock to Series A Stock. The Company has attributed no beneficial conversion feature to the Series A Stock because the fair value of the warrants issued were recorded as a derivative liability. The carrying value of the Series A Stock was reduced to zero. Since the redemption requirement of the Series A Stock is contingent on the occurrence of future events, the Company is not accreting the carrying value of the Series A Stock to redemption value and will not do so until the occurrence of any one of those future events becomes probable.
Note 10 — Cost of Sales
For the three months ended March 31, 2010 and 2009, costs of sales consisted of the following:

	March 31,
	2010	2009
Equipment costs	$903,040	$1,759,211
Contract labor	2,600	5,615
Direct labor	503,641	334,939
Sales commissions and selling costs	122,069	128,394
Lite warranty costs	23,429	30,919
Other costs	5,884	17,102

	$1,560,663	$2,276,180

Note 11 — Employee Benefit Plan
USVD, the Company’s subsidiary, has a 401(k) profit sharing plan (the Plan) and other employee health and benefit plans. The Plan allows all eligible employees to defer a portion of their income on a pretax basis through contributions to the Plan.
The Company has made 401(k) matching contributions of $9,925 and $31,567 for the three months ended March 31, 2010 and 2009, respectively.
The Company provides group health and other benefits to its employees through plans that cover all employees that elect to be covered. The Company’s share of group health care costs was approximately $112,000 and $147,000 for the three months ended March 31, 2010 and 2009, respectively, and such amounts have been included in employee compensation and benefits expense.

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
The Company recognized $22,357 and $16,944 compensation expense for options for the three months ended March 31, 2010 and 2009, respectively.
Effective March 17, 2010, the Company issued to several of its non-executive employees 10,560,000 stock options. The stock options vest over three years, and have a strike price of $.01 per share, the fair value of the Company’s common stock at issuance date. The Company recognized employee stock option expense of $2,924 in March 2010 for these options. The Company determines the fair value of stock options at the date of grant using the Black-Scholes valuation model. Most options vest annually over a three-year service period. The Company will issue new shares upon the exercise of stock options.
A summary of the changes in the total stock options outstanding during the three months ended March 31, 2010 follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2009	21,200,000	$0.03
Granted during 2010	10,560,000	$0.01
Forfeited or expired	—	—
Exercised	—	—

Outstanding at March 31, 2010	31,760,000	$0.02
Vested and exercisable at March 31, 2010	18,266,667	$0.03

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 12 — Stock-Based Compensation (continued)
The weighted average remaining term of the options is approximately 9.1 years at March 31, 2010. Options issued in 2010 had an exercise price of $0.01 per share. The grant date fair value for 2010 options was $0.01 per share. At March 31, 2010, there was approximately $227,000 of total unrecognized compensation cost related to non-vested stock option awards that are expected to be recognized over a period of 2 years. The Company has stock options outstanding with an intrinsic value of $182,667 at March 31, 2010. The Options vest as follows:

Number of Shares	Year Vested
2,633,333	2010 (Remainder)
3,820,000	2011
3,520,000	2012
3,520,000	2013
Valuation Assumptions
The Company estimates the forfeiture rate based on past turnover data. The rate used in the three months ended March 31, 2010 and 2009 was minimal. Forfeiture rate is the estimated percentage of options granted that are expected to be forfeited or cancelled on an annual basis before becoming fully vested.
The assumptions used for the three months ended March 31, 2010 and 2009 and the resulting estimates of weighted-average fair value per share of options granted and shares purchased during these periods were as follows:

	Three Months Ended
	March 31,
	2010	2009
Employee stock options:
Dividend yield	0.0%	0.0%
Volatility factor	181.0%	176.1%
Risk-free interest rate	2.38%	4.70%
Expected term (years)	10	10
Weighted-average fair value of options granted during the periods	$0.01	$0.01
In estimating the expected term, the Company used ten years. The annual risk free rate of return was based on the U.S. Treasury constant maturity rates with similar terms to the expected term of the stock option awards. The Company based the determination of expected volatility on the Company’s historical stock price volatility over the expected term.

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 12 — Stock-Based Compensation (continued)
The stock based compensation expense under ASC 718 that has been reported in the consolidated statements of operations is as follows:

	Three Months Ended March 31,
	2010	2009
Stock-based compensation expense by caption:
Cost of sales	$—	$—

Selling, general and administrative	22,357	16,944

Total stock-based compensation expense	$22,357	$16,944

For stock subject to vesting, the Company utilized the “straight-line” method for allocating compensation cost by period.
Note 13 — Warrants
Warrants
The following is a summary of the warrants outstanding as of March 31, 2010.

	Outstanding	Exercise Price
Series A *	69,583,968	$0.01
Series B	77,081,260	$0.01
Series C	13,662,105	$0.01
Series D **	25,080,000	$0.01
Series E	61,273,835	$0.01
Series F	350,000,000	$0.01
Chatham	140,930,835	$0.01

Total warrants	737,612,003

*	Includes 2,628,917 penalty warrants

**	Includes 1,080,000 penalty warrants.
No warrants were exercised during the three months ended March 31, 2010 and 2009.
Note 14 — Goodwill and Purchased Intangible Assets
(a) Goodwill
The following table presents the goodwill allocated to the Company’s reportable segments as of and during the three months ended March 31, 2010 and December 31, 2009:

	Balance at		Balance at
	Dec. 31, 2009	Impairment	March 31, 2010
USVD	$8,204,318	$—	$8,204,318
STN	3,454,936	—	3,454,936
Total	$11,659,254	$—	$11,659,254

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 14 — Goodwill and Purchased Intangible Assets (continued)
(b) Purchased Intangible Assets
Intangible assets represent amounts acquired in the acquisitions of USVD and STN and were fully amortized as of March 31, 2010 and December 31, 2009.
Amortization expense related to these intangible assets was $0 and $225,000 for the three months ended March 31, 2010 and 2009, respectively. Amortization expense is included in amortization expense of loan discount and intangibles in the accompanying unaudited condensed consolidated statements of operations.
Note 15 — Derivative Financial Instruments at Fair Value
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

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 15 — Derivative Financial Instruments at Fair Value (continued)
The above amounts have been classified as derivative financial instruments because of the put provisions inherent in the redemption provision included in the warrant agreements and recorded at issuance as a liability for “Derivative financial instruments at estimated fair value” on the Company’s balance sheet in accordance with the current authoritative guidance, whereby the Company is required to adjust the carrying value of the above warrants to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. In valuing the above warrants, the Company used the Black-Scholes model. Changes in warrant liabilities for 2010 and 2009 were as follows:

	2009
	3/31/09	6/30/09	9/30/09	12/31/09

Derivative financial instrument at opening balance sheet date	$12,016,463	$11,338,561	$7,512,529	3,619,902
Fair value of new derivative During the period	—	1,925,571	—	2,886,233
Change in estimated fair market Value of derivative financial Instrument	(677,902)	(5,751,603)	(3,892,627)	(68,588)

Derivative financial instrument at closing balance sheet date	$11,338,561	$7,512,529	$3,619,902	$6,437,547

3/31/10
Derivative financial instrument at opening balance sheet date	$6,437,547
Fair value of new derivative during the Period	—
Change in estimated fair market Value of derivative financial instrument	(167,639)

Derivative financial instrument at Closing balance sheet date	$6,269,909

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

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 16 — Segment Information
The Company conducts business nationally and is primarily managed on a geographic basis through its two primary wholly-owned subsidiaries. The Company’s management makes financial decisions and allocates resources based on the information it receives from its internal management system. Sales are attributed to either STN, USVD or BTP based on the order placement.
Based on the Company’s organization, the Company operates in three business segments: STN, USVD and BTP/BKSD. STN is headquartered in Huntington Beach, California, and has offices in Sacramento and San Diego. USVD is headquartered in Louisville, Kentucky, and serves the Kentucky and Southern Indiana markets, operating out of offices in Louisville, Lexington and Indianapolis. BTP is located in Austin, Texas and BKSD, the Company’s corporate office, is headquartered in Clearwater, Florida.
The Company’s chief operating decision makers utilize both revenue and income (loss) before income taxes, in assessing performance and making overall operating decisions and resource allocations. The BTP/BKSD segment represents corporate selling, general and administrative expenses and interest expense for the Company, as well as the results of operations for BTP, Inc. The Company does not allocate general corporate sales and marketing, or general and administrative expenses to USVD and STN in this internal management system because management does not include the information in its measurement of the performance of the operating segments. In addition, the Company does not allocate amortization of acquisition-related intangible assets, share-based compensation expense, and certain other items to the net income (loss) for USVD and STN because management does not include this information in its measurement of the performance of the operating segments.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 3). Information about the Company’s segments is as follows (in thousands):
Three months ended March 31, 2010:

		Income (loss)	Net Fixed
	Revenue	before income taxes	Assets
STN	$1,483	$(316)	$67
USVD	1,975	40	188

BTP/BKSD	214	(1,015)	61

	$3,672	$(1,291)	$316

Three months ended March 31, 2009:

		Income (loss)	Fixed
	Revenue	before income taxes	Assets
STN	$2,186	$151	$123
USVD	2,609	60	254
BTP/BKSD	206	(861)	85

	$5,001	$(650)	$462

Other Segment Information
The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of March 31, 2010 and December 31, 2009 are all located in the U.S. For the three months ended March 31, 2010 and 2009, no single customer accounted for 10% or more of the Company’s net sales.

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 17 — Subsequent Events
On April 12, 2010, the Company paid in full a note payable to shareholder which had a balance of $97,982 for payment of $50,000.
On April 12, 2010, the Company’s board of directors increased the authorized shares of its Series A Stock from fifteen million (15,000,000) shares to twenty million (20,000,000) shares.
Vicis Purchase of 3,000,000 Shares of Series A Stock
Effective April 12, 2010, the Company entered into a Securities Purchase Agreement with Vicis, pursuant to which Vicis invested an additional $3,000,000 in the Company and the Company issued to Vicis 3,000,000 shares of the Company’s Series A Stock and converted its subordinated note, pursuant to which the Company owed Vicis $1,737,083, into an additional 1,737,083 shares of Series A Stock of the Company. In connection therewith, the Company issued to Vicis a Warrant to purchase up to 473,308,300 shares of Common Stock of the Company at an exercise price of $0.01 per share. The warrant included a redemption right, payable in cash upon the future occurrence of a change in control. The warrant also included a put provision inherent in the redemption provision; therefore, the warrant is recorded at issuance as a liability for “Derivative financial instruments at estimated fair value” on the Company’s balance sheet in accordance with the current authoritative guidance. The Company is required to adjust the carrying value of the above warrants to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. In valuing the above warrants, the Company used the Black-Scholes model. As such, the Company recorded a derivative financial instrument at fair value of $4,336,103 in connection with this transaction on April 12, 2010.
Chatham Default Waiver
On April 12, 2010, Company restructured its senior credit facility. Among other things, the Amendment Agreement waives all prior defaults under the Company’s senior credit facility, extends the term of the senior loan to September 23, 2012, eliminates and/or modifies certain financial covenants and agrees to suspend the compliance of the minimum fixed charge coverage ratio and maximum leverage ratio contained in the credit agreement. The Company is in full compliance with its financial covenants under this agreement. In connection therewith, the Company executed and delivered an Amended and Restated Term note to Chatham and issued to Chatham a Warrant to purchase up to 506,906,835 shares of common stock of the Company. The Company is required to adjust the carrying value of the above warrants to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. In valuing the above warrants, the Company used the Black-Scholes model. As such, the Company recorded a derivative financial instrument at fair value of $3,659,707 in connection with this transaction on April 12, 2010.
In accordance with Accounting Standards Codification 855, Subsequent Events (“ASC 855”), the Company has evaluated events through May 14, 2010, the date these condensed consolidated financial instruments were issued.

Item 2. Management’s Discussion and Analysis or Plan of Operations
The information presented in this section should be read in conjunction with our audited consolidated financial statements and related notes for the periods ended December 31, 2009 and 2008 included in our Form 10-K, as filed with the Securities and Exchange Commission, as well as the information contained in the consolidated financial statements, including the notes thereto, appearing in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” of our Form 10-K for the year ended December 31, 2009, and elsewhere in this report.
General
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
Collectively, the subsidiary companies are providers of converged business communications products and services from Mitel, Inter-tel (owned by Mitel), Nortel and NEC. We are the 2nd largest MITEL dealer in the United States, and is recognized by Mitel as a Platinum ELITE Partner. We combine technical expertise in a range of communications products, including IP-enabled platforms, wired and wireless IP and digital endpoints and leading edge communications applications to create converged voice, video and data networks that help businesses increase efficiency and optimize revenue opportunities, critical for success in today’s competitive business environment. Specializing in selling, designing, analyzing and implementing converged Voice over IP (VoIP), data and wireless business communications systems and solutions for commercial and state/government organizations of all types and sizes in the United States, we have offices that provide a national footprint. Headquartered in Huntington Beach, California, STN has offices in the Sacramento, and San Diego. Headquartered in Austin, Texas, Brookside Technology Partners serves the Texas market. Headquartered in Louisville, Kentucky, USVD serves the Kentucky and Southern Indiana markets, operating out of offices in Louisville, Lexington and Indianapolis. Combined, new implementations represent approximately 70% of our revenues with the remaining 30% generated by service, support, maintenance and other recurring revenues from our existing customer base.
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
Our common stock is quoted on the NASDAQ Over the Counter Bulletin Board (OTCBB) under the symbol: BKSD.

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
Increase in Authorized Shares
On November 19, 2009, shareholders representing a majority of the our shares entitled to vote at a meeting executed and delivered to us written consents in lieu of a meeting approving an increase in our authorized shares of common stock from one billion (1,000,000,000) shares to ten billion (10,000,000,000) shares.
Vicis Equity Infusion
On July 3, 2008, we entered into a Securities Purchase Agreement (the “Vicis Agreement”) with Vicis Capital Master Fund, a sub-trust of Vicis Capital Series Master Trust (“Vicis”), pursuant to which Vicis acquired (a) 2,500,000 shares of Series A Stock; and (b) a warrant (the “Warrant”) to purchase 250,000,000 shares of our common stock at $0.03 per share (the “Exercise Price”), for an aggregate purchase price of $2,500,000 (“Vicis Equity Infusion”). The warrant included a put provision inherent in the redemption provision included in the warrant agreements and recorded at issuance as a liability for “Derivative financial instruments at estimated fair value” on our balance sheet in accordance with the current authoritative guidance. We are required to adjust the carrying value of the above warrants to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. In valuing the above warrants, we used the Black-Scholes model. The warrant included a redemption right, payable in cash upon the future occurrence of a change in control. As such, we recorded a derivative financial instrument at fair value of $2,162,879 in connection with this transaction.
Vicis also purchased and assumed from Hilco Financial, LLC (“Hilco”), and Hilco assigned to Vicis, all credit agreements, loans and promissory notes under which Hilco had loaned money to us. We consented to such assignments. In connection with such assignments, Hilco transferred to Vicis its warrants to purchase 61,273,835 shares of our common stock. In addition, Vicis purchased and assumed from Dynamic Decisions (“DD”), and DD assigned to Vicis, all credit, loans and promissory notes under which DD had loaned money to us. We consented to such assignments.
All Warrants and Series A Stock contain provisions that limit their holders ability to exercise and convert, as applicable, the Warrant and Series A Stock to the extent that, after such conversion/exercise, the sum of the number of shares of common stock beneficially owned by the holder would result in beneficial ownership by any holder and its affiliates of more than 4.99% of the outstanding shares of common stock.
As a result of Vicis equity infusion described above, the exercise price of all of our outstanding warrants, including the warrants transferred to Vicis from Hilco, has been reset to $0.03 pursuant to the price protection provisions of those warrants. Additionally, the conversion price of all outstanding shares of Series A Stock, including those previously owned by Vicis, has been reset to $0.03 pursuant to the price protection provisions of the Series A Stock.
Acquisition of Standard Tel Networks, LLC
On September 23, 2008, the Company, through its wholly owned subsidiary, Standard Tel Acquisitions, Inc. (“Acquisition Sub”), acquired Standard Tel Networks, LLC (“STN”), an independent distributor of high quality, turnkey converged voice and data business communications products and services with California offices in the San Francisco Bay Area, Sacramento, San Diego and headquartered in Huntington Beach. The acquisition was conducted pursuant to a previously-disclosed Stock and Membership Interest Purchase Agreement dated July 17, 2008, and was structured as the acquisition of (a) all of the stock of Trans-West Network Solutions, Inc. (“Trans-West”) from the shareholders of Trans-West (the “Trans-West Shareholders”) and (b) all of the membership interest of STN owned by ProLogic Communication, Inc. (“ProLogic” and collectively with the Trans-West Shareholders, the “Seller Parties”). As previously reported, Trans-West, a holding company with no operations, owns eighty percent (80%) of the membership interest of STN and ProLogic owned the other twenty percent (20%), and, accordingly, we now own (directly, in part, and indirectly through Trans West, in other part) one hundred percent (100%) of STN.

RECENT DEVELOPMENTS
Recent Financings
Effective June 1, 2009, we entered into a Securities Purchase Agreement with Vicis, pursuant to which Vicis invested an additional $1,000,000 in the Company and we issued to Vicis 1,000,000 shares of our Series A Convertible Preferred Stock and a warrant to purchase 100,000,000 shares of common stock at an exercise price of $0.01 per share. The warrant included a put provision inherent in the redemption provision included in the warrant agreements and recorded at issuance as a liability for “Derivative financial instruments at estimated fair value” on our balance sheet in accordance with the current authoritative guidance. We are required to adjust the carrying value of the above warrants to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. In valuing the above warrants, we used the Black-Scholes model. The warrant included a redemption right, payable in cash upon the future occurrence of a change in control. As such, we recorded a derivative financial instrument at fair value of $898,756 in connection with this transaction.
Additionally, effective April 12, 2010, we entered into a Securities Purchase Agreement with Vicis, pursuant to which Vicis invested an additional $3,000,000 in the Company and we issued to Vicis 3,000,000 shares of our Series A Stock and a warrant to purchase 300,000,000 shares of Common Stock at an exercise price of $0.01 per share. The warrant included a put provision inherent in the redemption provision included in the warrant agreements and recorded at issuance as a liability for “Derivative financial instruments at estimated fair value” on our balance sheet in accordance with the current authoritative guidance. We are required to adjust the carrying value of the above warrants to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. In valuing the above warrants, we used the Black-Scholes model. The warrant included a redemption right, payable in cash upon the future occurrence of a change in control. As such, we recorded a derivative financial instrument at fair value of $4,336,103 in connection with this transaction in April 2010.
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
Revenues, Cost of Sales and Gross Margins
Total revenues from operations for the three months ended March 31, 2010 were $3,672,075 compared to $5,001,299 reported for the same period in 2009, a decrease of `$1,329,224 or 26.6%. This decrease in revenues is primarily due to the decreased sales activity experienced in all of our subsidiary entities in 2010 versus the comparable period in 2009. This is due primarily due to general market and economic conditions being unfavorable in 2010.
Cost of sales was $1,560,663 for the three months ended March 31, 2010 compared to $2,276,180 reported for the same period in 2009, a decrease of $715,517 or 31.4%. Total cost of sales decreased due to decreased revenues discussed above while cost of sales decreased as a percentage of total sales. As a percentage of sales, cost of sales was 42.6% and 45.5% for the three months ended March 31, 2010 and 2009, respectively. This improvement in cost of sales as a percentage of sales is primarily attributable to the Company’s multi-faceted and differentiated approach, “Teleficiency”™, a universal focus on higher margin, approach specific, value added business and technology solutions.
Gross margin was $2,111,412 or 57.5% as a percentage of revenue for the three months ended March 31, 2010 compared to $2,725,119 or 54.4% as a percentage of revenue reported for the same period in 2009. The increase in the gross margin as a percentage of revenue is due primarily to our multi-faceted and differentiated approach, “Teleficiency”™, a universal focus on higher margin, approach specific, value added business and technology solutions.

General and Administrative Expenses
General and administrative expenses were $2,844,914 and $3,110,097 for the three months ended March 31, 2010 and 2009, respectively, representing an decrease of $265,183. The decrease in 2010 was due primarily due to organizational sizing and direct cost cutting to reduce general and administrative expenses. Our management continues to evaluate expenses in line with revenues to determine additional cost cutting.
Rental expense for operating leases for the three months ended March 31, 2010 and 2009 was $230,518 and $175,513 respectively, representing an increase of $55,005. The increase is primarily due to the increase in leased vehicles.
Amortization Expense
We recognized $243,338 and $476,674 of amortization expense for the three months ending March 31, 2010 and 2009, respectively. This represented a decrease of $233,336. The decrease is due primarily to the full amortization in 2009 of customer contracts purchased with the STN acquisition and classified as intangible assets.
Interest Expense
Interest expense was $442,981 and $432,809 for the three months ended March 31, 2010 and 2009, respectively. This increase of $10,172 is due primarily to the interest charged on the increasing debt balance with Chatham in 2010.
Gain on Change in Fair Value of Derivative Financial Instruments
Gain on change in fair market value of derivative financial instruments was $167,639 and $677,902 for the three months ended March 31, 2010 and 2009, respectively. This is a decrease in gain of $510,263. This is due to the decrease in fair market value of the warrants pursuant to valuation using the Black-Scholes Model. The fair value of the derivative liability decreased as a result of a decline in the market price of our common stock.
Loss on Impairment of Goodwill
We performed an analysis to ascertain the potential impairment to the current carrying value of goodwill at December 31, 2009. Management considered an analysis based on discounted cash flow and a market based approach to be the most applicable. This analysis was based on projected cash flows for the three months ended 2010 through 2013, with a residual value of 4.5 times the earnings before interest, taxes, depreciation and amortization (“EBITDA”). This multiple approximates the actual negotiated average purchase price of STN and USVD by the Company, negotiated at arms-length. In order to achieve these future cash flows, we added an assumption for an initial investment of $1,000,000 in 2010.
Based on these assumptions, we calculated the value of goodwill to be $11,659,254. Since the carrying value of goodwill was $16,980,029, an adjustment for impairment of long-lived assets of $5,320,775 was made at December 31, 2009. There was no loss for impairment of goodwill for the three months ended March 31, 2010.
Income Taxes
Provision for income taxes was $22,214 and $0 for the three months ended March 31, 2009 and 2008, respectively. This expense relates to state income tax due for the three months ended March 31, 2010 and 2009, respectively.
Effective at the beginning of the first quarter of 2007, we adopted the authoritative guidance regarding the accounting for uncertainty in income taxes. The authoritative guidance contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. As a result of the implementation of FIN 48, we have not changed any of our tax accrual estimates. We file U.S. federal and U.S. state tax returns. For state tax returns, we are generally no longer subject to tax examinations for years prior to 2006.

Net (Income) Loss
Net loss was $1,313,216 and $650,076 for the three months ended March 31, 2010 and 2009, respectively. This represents an increase in net loss of $663,140. This increase is primarily due to the decrease in revenues discussed above and the decrease in gain on change in fair value of derivative financial instruments of $510,263.
Liquidity and Capital Resources
Additional Capital
To the extent that additional capital is raised through the sale of our equity or equity-related securities of our subsidiaries, the issuance of our securities could result in dilution to our stockholders. No assurance can be given that we will have access to the capital markets in the future, or that financing will be available on terms acceptable to satisfy our cash requirements, implement our business strategies, and meet the restrictive requirements of the debenture financing described above. If we are unable to access the capital markets or obtain acceptable financing, our results of operations and financial condition could be materially and adversely affected. We may be required to raise substantial additional funds through other means. In 2009, we did not generate sufficient revenues from our commercial operations associated with product sales. Management will seek to raise additional capital through one or more equity or debt financings or have discussions with certain investors with regard thereto. We cannot assure our stockholders that our revenues will be sufficient to fund our operations.
In April 2010, we obtained an additional $3 million in equity financing, which we believe will be sufficient to meet our working capital needs for the next 12 months. However, if our revenues continue to be insufficient and if adequate funds are not available to us, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to sell certain of our technologies or products.
We had a net loss for the three months ended March 31, 2010 of approximately $1.3 million and have an accumulated deficit of approximately $24.3 million. For the three months ended March 31, 2010, we had net cash used in operations of approximately $239,000. Historically, we have relied on borrowings and equity financings to maintain our operations. We believe we have enough cash to operate for the coming year with our cash on hand, cash to be generated from operations and the borrowing availability with our lenders. However, the recent economic downturn could have a material effect on our business operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.
Management is focused on managing costs in line with estimated total revenues for 2010 and beyond, including contingencies for cost reductions if projected revenues are not fully realized. However, there can be no assurance that anticipated revenues will be realized or that we will successfully implement our plans.
The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Three Months Ended March 31
Category	2010	2009
Net cash used in operating activities	$(238,874)	(59,417)
Net cash provided by investing activities	—	401,968
Net cash provided by (used in) financing activities	137,540	(513,601)

Net increase (decrease) in cash	$(101,334)	$(171,050)

For the three months ended March 31, 2010 and 2009, we did not have sufficient revenues to cover our incurred expenses. Our management recognizes that we must generate additional resources to enable us to pay our obligations as they come due, and that we must ultimately successfully implement our business plan and achieve profitable operations. We cannot assure you that we will be successful in any of these activities. Should any of these events not occur, our financial condition will be materially adversely affected.

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
Net Cash Used in Operations
Net cash used in operating activities for the fiscal three months ended March 31, 2010 was $238,874, compared with net cash used in operating activities of $59,417 during the same period for 2009, an increase in the use of cash for operating activities of $179,457 (302.03%). The increase in the use of cash is due to: (i) a decrease in revenue of $1,340,459, partially offset by a decrease in cost of sales of $715,523 and (ii) also partially offset by a net increase in components of operating assets and liabilities of $784,138.
Net Cash Used in Investing Activities
Net cash provided by investing activities was $0 and $401,968 for the three months ended March 31, 2010 and 2009, respectively. This represents a decrease of $401,968. This was due to the decrease in net cash generated from restricted cash in the amount of $516,666, partially offset by purchases of fixed assets of 53,064 for fiscal 2009, versus 2010.
Net Cash Provided by Financing Activities
Net cash provided by (used in) financing activities was $137,540 for the three months ended March 31, 2010 and $(513,601) for the comparable period in 2009, or an increase of $651,141 (126.8%). This is primarily due to payments on long-term debt of $798,854 made during the three months ended March 31, 2009 versus $0 for the comparable period in 2010.
Cash and Cash Equivalents
Our cash and cash equivalents decreased the three months ended March 31, 2010 by $101,334 (79%). As outlined above, the decrease in cash and cash equivalents for the current fiscal period was the result of; (i) cash used in operating activities of $228,301, and (ii) cash provided by financing activities of $126,967.
At March 31, 2010, we had a working capital deficit of $3,648,764, compared with a working capital deficit of $8,427,175 at December 31, 2009, a decrease in working capital deficit of $4,778,411 (56.4%). For the three months ended March 31, 2010, overall current assets decreased $554,666, including decreases in cash and cash equivalents, restricted cash, receivables, and deferred contract costs with specific increases in current liabilities of trade payables due to a shortage in working capital and current portion of long-term debt. The decrease in cash is the net result of our operating, investing and financing activities outlined above. Our revenue generating activities during the period, as in previous year, have not produced sufficient funds for profitable operations, and we have incurred operating losses for the three months ended March 31, 2010 and the year ended December 31, 2009. Accordingly, we have continued to utilize the cash raised in our financing activities to fund our operations. In addition to raising cash through additional financing activities, we have supplemented, and expect to continue to supplement, our future working capital needs through the extension of trade payables and increases in accrued expenses. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of our future operations.

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
Revenue Recognition
We derive our revenues primarily from sales of converged VoIP telecommunications equipment and professional services implementation/installation, data and wireless equipment and installation, recurring maintenance/managed service and network service agreements and other services. We recognize revenue in accordance with ASC 605, Revenue Recognition. Under the authoritative guidance, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectability is reasonably assured. Sales are recorded net of discounts, rebates, and returns.
We primarily apply the percentage-of-completion method and generally recognizes revenue based on the relationship of total costs incurred to total projected costs. Profits expected to be realized on such contracts are based on total estimated sales for the contract compared to total estimated costs, including warranty costs, at completion of the contract. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are made cumulative to the date of the change. Provision for anticipated losses on uncompleted contracts is made in the period in which such losses become evident.
Revenue from contracts that contain multiple elements that are not accounted for under the percentage-of-completion method are accounted for in accordance with the authoritative guidance. Revenue from these contracts is allocated to each respective element based on each element’s relative fair value, if determinable, and is recognized when the respective revenue recognition criteria for each element are fulfilled. We recognize revenue from the equipment sales and installation services using the percentage of completion method. The services for maintaining the systems we install are sold as a stand-alone contract and treated according to the terms of the contractual arrangements then in effect. Revenue from this service is generally recognized over the term of the subscription period or the terms of the contractual arrangements then in effect. A majority of equipment sales and installation services revenues are billed in advance on a monthly basis based upon the fixed price, and are included both accounts receivable and deferred income on the accompanying balance sheets. Direct costs incurred on such contracts are deferred until the related revenue is recognized and are included in deferred contract costs on the accompanying balance sheets. We also provide professional services (maintenance/managed services) on a fixed price basis. These services are billed as bundles and or upon completion of the services.
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
In 2007 and 2008, we completed the acquisitions of USVD and STN. These transactions were accounted for as a business combination. The purchase price for these assets and liabilities assumed were allocated to acquired intangible assets (e.g., purchased contracts) and goodwill.
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
Based on this evaluation, the Certifying Officers determined that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the Reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.
Although the Certifying Officers have determined that our disclosure controls and procedures were not effective, management continues to believe that refinement to our disclosure controls and procedures is an ongoing progress. The Audit Committee believes we should continue the following activities: (a) additional education and professional development for our accounting and other staff on new and existing applicable SEC filing requirements, certain applicable SEC disclosure requirements, and the timing of the filing thereof, and (b) reviewing Regulation S-X and Regulation S-K disclosure requirements, SEC staff guidance and interpretations related thereto.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules13a-15(f) of the Securities Exchange Act of 1934, as amended).
Our internal control over financial reporting is a process designed by, and under the supervision of, its principal executive and principal financial officers, or person performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and guidance provided by SEC Staff on internal controls. Based on this assessment, our management has concluded that, as of March 31, 2010, our internal control over financial reporting was not effective.
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
We had previously not treated the valuation of the put provision in some of our warrants properly. We concluded that it was necessary to record a liability for derivative financial instruments because of the put provisions inherent in the redemption provision included in the warrant agreements and recorded at issuance as a liability for “Derivative financial instruments at estimated fair value” on our balance sheet in accordance with the current authoritative guidance including EITF 00-19. In accordance with provisions of SFAS 133, we are required to adjust the carrying value of the above warrants to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income.
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
Based upon the corrective action taken, our restatement of our 2008 and 2007 financial results through the filing of a report on Form 10-K/A, our principal executive officer, and principal financial officer were able to conclude that our financial statements for three months ended March 31, 2010 and 2009, as well as the balance sheet for the year ended December 31, 2009, as included in our report on this Form 10-K, fairly present in all material respects, the financial condition, results of operations and cash flows of Brookside Technology Holdings Corp.
In accordance with the internal control reporting requirements of the SEC, management completed an assessment of the adequacy of our internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and the SEC’s guide entitled “Sarbanes-Oxley Section 404: A Guide for Small Business. As a result of this assessment and based on the criteria in the COSO framework and SEC guidance, management has concluded that, as of March 31, 2010, our internal control over financial reporting was ineffective. This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report on Form 10-Q.
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2010, there have been no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
As previously disclosed, in 2007, we purchased USVD from the Michael P. Fischer Irrevocable Delaware Trust and the M. Scott Diamond Irrevocable Delaware Trust (the “USVD Sellers”) pursuant to a Membership Purchase Agreement between the Company and the USVD Sellers, dated September 26, 2007 (the “USVD Agreement”). The original purchase price was $15,429,242. As of September 30, 2009, we have paid to the USVD Sellers a total of $14,533,690, representing 94% of all sums payable under the USVD Agreement.
In addition, in connection with the acquisition of USVD, Messrs. Fischer and Diamond were provided employment agreements, pursuant to which they held the positions of CEO and COO, respectively at USVD. The employee agreements provided Messrs. Fischer and Diamond with annual base salaries of $105,000 and $145,000, respectively. As a result, until recently, we relied on Messrs. Fischer and Diamond to continue to operate USVD.
However, on May 12, 2009, Messrs. Fischer and Diamond notified us that they considered their employment to be “constructively terminated” as a result of we having failed to pay them, collectively, an EBITDA earn-out payment of approximately $289,000 they claim they were due on April 30, 2009. Since such time, Messrs. Fischer and Diamond have not shown up to work and they have ceased performing any employment duties.
As discussed further above under “Business” and “Management’s Discussion and Analysis,” USVD’s revenues, under the direction of Messrs. Fischer and Diamond, for the six months ended June 30, 2009 were approximately $2,700,000 lower than its revenues in the same period in 2008. This decrease adversely impacted our liquidity and subsequently our largest equity investor, Vicis, provided an additional capital infusion. Also, the Company and its primary lender, Chatham, have made modifications to our credit facility.
Fortunately, USVD’s first quarter decreased earnings were offset by increased earnings provided by STN, as well as increased earnings at USVD for the second quarter under the direction of Brookside Technology Holdings Corp’s management and other existing USVD and STN senior managers, discussed further above under “Business” and “Management’s Discussion and Analysis.” However, while we may have this offset from these combined strong earnings, Messrs. Fischer’s and Diamond’s earn-outs were to be based solely on USVD’s EBITDA. Given USVD’s performance under Messrs. Fischer’s and Diamond’s stewardship prior to May 12, 2009, it is presently unclear whether they would have earned any future earn-out payments subsequent to their alleged constructive terminations.
In addition to their alleged constructive termination, Messrs. Fischer and Diamond claim that their Restrictive Covenant Agreement entered into as part of their Employment Agreements signed with us at the time of the USVD acquisition are now null and void and that, accordingly, they are free to compete with us and USVD, and to solicit USVD employees. Subsequent to the departures of Messrs. Fischer and Diamond, on May 26, 2009, several USVD employees, mostly sales personnel, entered the USVD premises unescorted and removed Company and personal belongings in connection with their resignations from USVD and their new employment with a new company, which we believe is owned by Messrs. Fischer and Diamond and/or some of their family members, either directly or indirectly.
In response to the actions of Messrs. Fischer and Diamond and certain former USVD employees, we have worked diligently to secure USVD and its assets, employees, vendors, partners and customers. USVD’s employees, vendors, partners and customers have reconfirmed their support and loyalty to USVD, despite the fact that many of them have been solicited by Messrs. Fischer and Diamond and certain former USVD employees.
On July 17, 2009, the USVD Sellers filed a civil action in the Circuit Court of Jefferson County, Kentucky, alleging that the Company breached the USVD Agreement by failing to pay the previously mentioned $289,000 EBITDA earn-out payment they claim they was due on April 30, 2009, in addition to $1,750,000 of other future payments they claim they are entitled to accelerate as a result of such alleged breach. The lawsuit calls for an acceleration of all money owed to the USVD Sellers including: the $850,000 Seller Note, the $289,000 accrued EBITDA earn-out and an additional $900,000 of Minimum Cash Payments (as defined by the employment agreements of Messrs. Fischer and Diamond) in connection with future estimations of earn-outs yet to be earned. We have a note payable — USVD Sellers included in its long-term debt of $850,000 as well as an accrual for the $289,000 accrued 2008 earn-out payment that the USVD Sellers, Messrs. Fischer and Diamond, claim is due to them.
On October 8, 2009, we filed an answer and counter-claim to the USVD Sellers civil action discussed above. This answer and counter-claim outlines, among other things, the Company’s arguments for defense as well as the Company’s claims of breaches of fiduciary duty and other common law, contractual, quasi-contractual, and statutory claims against former employees of USVD. During their periods of employment, various employees of USVD who are now employees of a competitor, engaged in a variety of acts and omissions in breach of their legal duties to USVD and Brookside, including but not limited to (1) failure of the CEO and COO to fulfill their contractual duties under their Employment Agreements; (2) acts by these and other employees with fiduciary duties to act in the best interests of the company as opposed to their individual self-interests or the interests of third parties, in company matters; (3) destruction and/or seizure of proprietary documents and information belonging to USVD for the benefit of a competitor; and (4) failure by sales personnel to reimburse USVD for funds advanced on sales on behalf of USVD which were not consummated prior to their departures. The Company is continuing to analyze the forgoing civil action and continues to aggressively investigate the actions undertaken by of Messrs. Fischer and Diamond, as well as the former USVD employees, both before and after their resignations. The litigation is in its early stages, and it is premature to project its outcome. The Company continues to vigorously defend the Circuit Court action and to pursue all available defenses, claims and counter claims against the USVD Sellers, Messrs. Fischer and Diamond, and certain former USVD employees.
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

Dated: May 14, 2010