Form 10-Q
period 2010-06-30
BROOKSIDE TECHNOLOGY HOLDINGS, CORP.
filed 2010-08-13
CIK 1367001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☐ No ☑
Number of shares outstanding of registrant’s class of common stock as of August 13, 2010: 182,579,405

Index
ITEM

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

BROOKSIDE TECHNOLOGY HOLDINGS CORP
CONSOLIDATED BALANCE SHEETS
As of June 30, 2010 and December 31, 2009

	June 30,	December 31,
	2010 (Unaudited)	2009
ASSETS
Current assets
Cash and cash equivalents	$1,251,362	$196,424
Cash collateral account	—	361,097
Accounts receivable, net	3,057,334	2,908,056
Inventory	2,252,434	2,011,052
Deferred contract costs	(464)	7,937
Deferred finance charges, net of amortization	241,592	339,756
Prepaid expenses	97,791	69,541

Total current assets	6,900,049	5,893,863

Property and equipment
Office equipment	592,554	645,506
Furniture, fixtures and leasehold improvements	169,364	169,364

	761,918	814,870
Less: accumulated depreciation	(502,996)	(459,059)

Property and equipment, net	258,922	355,811

Goodwill	11,659,254	11,659,254
Deposits and other assets	78,267	28,267

TOTAL ASSETS	$18,896,492	$17,937,195

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$2,369,709	$2,728,404
Billings in excess of revenues	1,990,164	2,350,065
Payroll liabilities	762,175	443,945
Current portion of long term debt	943,135	8,413,200
Income taxes payable	96,700	96,700
Other current liabilities	288,724	288,724

Total current liabilities	6,450,607	14,321,038
Long term debt, less current portion	6,075,469	17,392
Derivative financial instruments at fair value	9,938,127	6,437,547

Total liabilities	22,464,203	20,775,977

Stockholders’ deficit
Series A convertible preferred stock, 15,000,000 authorized, 17,843,799 and 13,106,716 issued and outstanding at June 30, 2010 and December 31, 2009, respectively, at 8% dividend yield. Liquidation preference of $20,082,495 and $14,738,181 at June 30, 2010 and December 31, 2009, respectively.	13,084,696	7,740,386
Common stock, $.01 par value, 10,000,000,000 shares authorized, 182,579,405 and 178,079,405 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively.	182,580	178,080
Additional paid in capital	12,018,522	11,943,670
Accumulated deficit	(28,853,509)	(22,700,918)

Total stockholders’ deficit	(3,567,711)	(2,838,782)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$18,896,492	$17,937,195

See accompanying notes to these unaudited consolidated financial statements.

BROOKSIDE TECHNOLOGY HOLDINGS CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2010 and 2009
Unaudited

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES
Installation and other services	$3,476,470	$1,505,267	5,566,615	$3,078,444
Equipment sales	1,428,168	3,038,784	3,010,098	6,466,906

Total revenues	4,904,638	4,544,051	8,576,713	9,545,350
COST OF SALES	2,244,418	1,696,552	3,805,081	3,972,732

GROSS PROFIT	2,660,220	2,847,499	4,771,632	5,572,618

OPERATING EXPENSES
General and administrative	2,702,550	2,840,295	5,547,464	5,950,392
Depreciation expense	25,740	35,731	54,285	70,863

Total operating expenses	2,728,290	2,876,026	5,601,749	6,021,255

OTHER INCOME (EXPENSE)
Interest expense	(318,158)	(479,446)	(761,139)	(912,255)
Amortization expense of loan discount and intangibles	(243,338)	(516,713)	(486,676)	(993,387)
Gain extinguishment of debt	56,435	—	56,435	—
Finance expense on derivatives	(4,290,875)	(925,571)	(4,290,875)	(925,571)
Gain on change in fair value of derivative financial instruments	622,656	5,751,603	790,295	6,429,505
Other income (expense), net	12,731	(7,538)	2,456	(5,923)

Total other income (expense)	(4,160,549)	3,822,335	(4,689,504)	3,592,369

INCOME (LOSS) BEFORE INCOME TAXES	(4,228,619)	3,793,808	(5,519,621)	3,143,732
Provision for income taxes	(160)	—	(22,374)	—

NET INCOME (LOSS)	$(4,228,779)	$3,793,808	(5,541,995)	$3,143,732

Preferred Stock Dividends	(345,296)	(244,190)	(607,230)	(488,524)

Net income (loss) attributable to common shareholders	$(4,574,075)	$3,549,618	(6,149,225)	$2,655,208

Loss per share- basic	$(0.03)	$0.03	(0.03)	$0.02

Weighted average shares outstanding-basic	182,579,405	141,810,791	180,739,626	141,023,937

Loss per share- fully diluted	$(0.03)	$0.00	(0.03)	$0.00

Weighted average shares outstanding-fully diluted	182,579,405	1,391,504,369	180,739,626	1,376,783,935

BROOKSIDE TECHNOLOGY HOLDINGS CORP
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009
Unaudited

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(5,541,995)	$3,143,732

Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation	54,285	70,863
Amortization of loan discounts and intangibles	486,676	993,387
Non-cash interest expense	217,121	232,544
Finance expense on derivatives	4,290,875	925,571
Gain on change in fair value of derivative financial instruments	(790,295)	(6,429,505)
Gain on extinguishment of debt	(56,435)	—
Loss on disposal of fixed assets	42,604	6,717
Bad debt expense	116,465	26,700
Stock based compensation	49,075	24,364
(Increase) decrease in:
Accounts receivable	(265,743)	587,653
Inventory	(241,382)	(259,418)
Deferred contract costs	8,401	70,099
Prepaid expenses	(28,250)	(16,753)
Deposits and other assets	(50,000)	(58,132)
Increase (decrease) in:
Accounts payable and accrued expenses	(114,395)	(195,592)
Accrued payroll liabilities	318,230	(146,344)
Billings in excess of revenues	(359,901)	107,522
Income taxes payable	—	(160,000)
Other current liabilities	—	43,966

	3,677,331	(4,176,358)

NET CASH USED IN OPERATING ACTIVITIES	(1,864,664)	(1,032,626)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	—	(43,174)
Cash used for restricted cash	—	(26,528)
Cash used for cash collateral	—	(233,334)
Cash provided by cash collateral	361,097	—
Cash provided by restricted cash	—	1,238,903
Acquisition of US Voice & Data, LLC (“USVD”) additional EBITDA Earnout	—	(61,634)

NET CASH PROVIDED BY INVESTING ACTIVITIES	361,097	874,233

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long term debt	—	464,891
Proceeds from issuance of Series A preferred stock, net of issuance costs of $0 and $70,000 for the six months ended June 30, 2010 and 2009, respectively	3,000,000	930,000
Repayment of long term debt	(441,495)	(1,379,345)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,558,505	15,546

NET INCREASE (DECREASE) IN CASH	1,054,938	(142,847)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	196,424	835,525

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,251,362	$692,678

SUPPLEMENTAL DISCLOSURE
Income taxes paid	$22,374	$—

Interest paid	$544,018	$679,711

Non-cash financing and investing activities
Accretion of preferred stock dividend	$607,230	$488,524

Accrued interest added to note payable balance	$117,174	$503,893

Conversion of note payable and accrued interest to Series A preferred stock	$1,737,080	$—

Cashless exercise of warrants	$—	$3,857

Accrual for derivative financial instruments at fair value	$4,290,875	1,925,571

Conversion of Series A preferred stock to common stock	$—	$20,026

See accompanying notes to these unaudited consolidated financial statements.

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 — Basis of Presentation and Nature of Business
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Brookside Technology Holdings Corp., a Florida corporation (the “Company”), have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements and notes are presented as permitted on Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2009. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of June 30, 2010 and December 31, 2009, and the results of operations and cash flows for the quarters and six months ended June 30, 2010 and 2009. The results of operations for the quarters and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
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
Collectively, the subsidiary companies are providers of converged business communications products and services from Mitel, Nortel and NEC. The Company, as the 2nd largest MITEL dealer, is recognized as a Diamond Dealer. The Company combines technical expertise in a range of communications products, including IP-enabled platforms, wired and wireless IP and digital endpoints and leading edge communications applications to create converged voice, video and data networks that help businesses increase efficiency and optimize revenue opportunities, critical for success in today’s competitive business environment. The Company specializes in selling, designing, analyzing and implementing converged Voice over IP (VoIP), data and wireless business communications systems and solutions for commercial and state/government organizations of all types and sizes in the United States. The Company has offices throughout the United States that provide a national footprint. Headquartered in Huntington Beach, California, STN has additional offices in Sacramento and San Diego. Headquartered in Austin, Texas, Brookside Technology Partners serves the Texas market. Headquartered in Louisville, Kentucky, USVD serves the Kentucky and Southern Indiana markets, operating out of offices in Louisville, Lexington and Indianapolis. Combined, revenues from new implementations represent approximately 50% of the Company’s revenues with the remaining 50% generated by service, support, maintenance and other recurring revenues from the Company’s existing customer base.
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
Standard Tel Networks, LLC
The Company, through its wholly-owned subsidiary, Standard Tel Acquisitions, Inc. (“Acquisition Sub”), owns Standard Tel Networks, LLC (“STN”), an independent distributor of high quality, turnkey converged voice and data business communications products and services. STN is headquartered in Huntington Beach, CA, and has other California offices in Sacramento and San Diego. In this acquisition, the Company also acquired a 100% interest in Trans-West Network Solutions, Inc.
Note 2 — Liquidity and Capital Resources
These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of obligations in the normal course of business. The Company generated significant net losses in the prior three fiscal years. The Company has cash and cash equivalents of $1,251,362 at June 30, 2010.
On April 12, 2010, Vicis Capital Master Fund, a sub-trust of Vicis Capital Series Master Trust, and the Company’s largest preferred shareholder (“Vicis”), invested an additional $3 million in equity and converted its subordinated promissory note, in the original principal amount of $1.5 million plus accrued interest of $237,083, into 4,737,083 shares of Series A convertible preferred stock of the Company and a warrant to purchase 473,708,300 shares of common stock at an exercise price of $0.01 per share. The warrant includes a redemption right, payable in cash upon the future occurrence of a change in control. The warrant also includes a put provision inherent in the redemption provision; therefore, the warrant was recorded at issuance as a liability for “Derivative financial instruments at fair value” in the amount of $4,290,875 on the Company’s balance sheet in accordance with the current authoritative guidance. The Company is required to adjust the carrying value of the above warrants to their fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. In valuing the above warrants, the Company used the Black-Scholes model. As such, the Company recorded a derivative financial instrument at fair value of $4,290,875 in connection with this transaction in April 2010.

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 2 — Liquidity and Capital Resources (continued)
Additionally, the Company entered into a loan amendment with its senior lender, Chatham Credit Management III LLC, (“Chatham Capital”), which restructured the Company’s senior credit facility to, among other things, waived all prior defaults, extended the term of the senior loan to September 23, 2012, and eliminated and/or modified certain financial covenants.
The Company had a net loss for the three months and six months ended June 30, 2010 of approximately $4.2 million and $5.5 million, respectively, and has a retained deficit of approximately $28.9 million as of June 30, 2010. These net losses were primarily the result of the non-cash finance expense on derivatives of $4.3 million for the three and six months ended June 30, 2010. For the six months ended June 30, 2010, the Company had net cash used in operations of approximately $1.9 million. Historically, the Company has relied on borrowings and equity financings to maintain its operations. With the additional $3 million equity investment on April 12, 2010, the Company believes it has enough cash to operate through the end of the year with its cash on hand, cash to be generated from operations and the borrowing availability with its lenders. However, if the economic downturn, which started in 2008, continues then it could have a material effect on its business operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.
Management is focused on managing costs in line with estimated total revenues for the balance of fiscal 2010 and beyond, including contingencies for cost reductions if projected revenues are not fully realized. However, there can be no assurance that anticipated revenues will be realized or that the Company will successfully implement its plans.
Note 3 — Significant Accounting Policies
The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the practices within the telecommunications industry. There have been no significant changes in the Company’s significant accounting policies during the three and six months ended June 30, 2010 compared to what was previously disclosed in the Company’s Annual Report on 10-K for the year ended December 31, 2009.
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
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. The Company believes its estimates of allowance for doubtful accounts, inventory reserves, deferred taxes, intangible assets, and the fair value of stock options and warrants, as further discussed below, to be the most sensitive estimates impacting financial position and results of operations.

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 3 — Significant Accounting Policies (continued)
Financial Instruments
The amounts reported for cash and cash equivalents, receivables, accounts payable, and accrued liabilities are considered to approximate their market values based on comparable market information available at the respective balance sheet dates and their short-term nature. The Company believes that the notes payable fair values approximate their notional value at June 30, 2010.
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
Derivative Financial Instruments at Fair Value.
Amounts have been classified as derivative financial instruments because of the provisions inherent in the redemption provision included in warrant agreements and recorded at issuance as a liability for “Derivative financial instruments at fair value” on the Company’s balance sheet in accordance with the current authoritative guidance. In accordance with provisions of this authoritative guidance, the Company is required to adjust the carrying value of the above warrants to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. In valuing the above warrants, the Company used the Black-Scholes model.
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

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 3 — Significant Accounting Policies (continued)
Goodwill and Intangibles
The Company follows ASC 350, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with ASC 350. ASC 350 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The determination as to whether or not goodwill or other intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting units. Changes in operating strategy and market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets. The Company determines impairment by comparing the fair value of the goodwill, using a combination of approaches, including the net present value of discounted cash flow method, with the carrying amount of that goodwill. The Company’s impairment assessment involves estimating the future cash flows of its intangible assets including its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the intangible asset exceeds its fair value. The Company conducts impairment testing annually, unless information during the year becomes available that requires an earlier evaluation of impairment. Based on a net realizable value analysis for the year ended December 31, 2009, goodwill from the acquisitions of USVD and STN was determined to be partially impaired. Therefore, an impairment of goodwill in the amount of $5,320,775 was recognized in 2009. The balance of goodwill at June 30, 2010 and December 31, 2009 was $11,659,254. The Company determined that no additional impairment of goodwill exists at June 30, 2010.
The Company acquired other intangible assets from the acquisitions of USVD and STN consisting of purchased contracts and non-compete contracts. Under ASC 350, other intangible assets acquired including purchased contracts are considered to have a finite life. Management estimated the useful life to be one year and amortized such costs on a straight-line basis over this period. The Company’s other intangible assets were fully amortized as of December 31, 2009.

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
The Company evaluates its tax positions under the authoritative guidance. Accordingly, the Company’s management first determines whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. Any tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. Each identified tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. No such tax positions were identified during the periods ended June 30, 2010 and December 31, 2009. The Company files tax returns in the U.S. federal and state jurisdictions.
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
At June 30, 2010, there were potentially dilutive securities outstanding consisting of Series A Stock, warrants, and stock options issued to employees. At June 30, 2010, the number of potentially dilutive shares consisted of 31,740,000 stock option shares, 17,843,799 Series A Stock (exercisable into 1,784,379,900 common shares), and 2,021,515,319 common shares purchase warrants. At December 31, 2009, there were potentially dilutive securities outstanding consisting of Series A Stock, convertible debt, warrants, and stock options issued to employees of 1,303,281,724.

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
Accounting Guidance Not Yet Effective
In July 2010, the FASB issued ASU 2010-20, “Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses” to amend ASC 310 to provide additional financial statement disclosures to assist users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The amendments in ASC 2010-20 apply to all entities, and are effective for public companies for disclosures as of the end of a reporting period ending on or after December 15, 2010 and for disclosures about activity during a period for interim and annual periods after December 15, 2010.
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
In October 2009, the FASB issued ASU 2009-14 to amend ASC 605, “Revenue Recognition.” The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. The amendments in ASU 2009-14 will be effective for the Company beginning January 1, 2011, with early adoption permitted. The Company is currently evaluating the impact these amendments will have on its unaudited condensed consolidated financial statements when they become effective.

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
Other ASUs that have been issued or proposed by the FASB and ASCs that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.
Note 4 —Billings in Excess of Revenues
Billings in excess of revenues at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30,	December 31,
	2010	2009
Customer deposits and deferred income on installation contracts	$132,656	$247,682
Deferred revenue on maintenance contracts	1,857,508	2,102,383

	$1,990,164	$2,350,065

Note 5 —Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2010	2009
Accounts payable, trade	$2,049,760	$2,175,376
Accrued interest	74,101	306,954
Accrued warranty liability	154,231	154,231
Other accrued expenses	91,617	91,843

Total	$2,369,709	$2,728,404

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 6 —Long Term Debt
Long-term debt as of June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
Subordinated note payable to an individual, unsecured, accruing interest at 2% per annum, with monthly payments of $5,215 due May 1, 2010.	$67,612	$82,869
Subordinated note payable to USVD Sellers, unsecured, accruing interest at 0% per annum, due in installments over 3 years with a maturity date of September 26, 2009. Currently in litigation. Please see Note 7 — Commitments and Contingencies — Litigation.	850,000	850,000
Subordinated notes payable to an individual, unsecured, accruing interest at 7% per annum, with monthly payments of $1,130 due May 1, 2011. On March 15, 2010, the Company converted this note payable, which had a balance of $28,143 plus accrued interest of $2,134, to 4,500,000 in common stock.	—	28,143
Subordinated note payable to executive officer and shareholder, unsecured, accruing interest at 7% per annum, with monthly payments of $968, due September 1, 2010.	14,444	16,945
Subordinated notes payable to shareholder, unsecured, accruing interest at 7% per annum, with monthly payments of $6,432 due June 1, 2010. Balance paid in full in April 2010 for $50,000. This resulted in a gain on extinguishment of debt of $56,435.	—	97,982
Subordinated Note Payable to Vicis Capital Master Fund, accruing interest at 10%, maturing April 15, 2010, subordinated to the Chatham senior note. Net of discount of $0 and $1,784, respectively. (STN acquisition.) Balance converted to Series A Stock on April 12, 2010.	—	1,498,216
Senior note payable, Chatham Investment Fund III, LLC and Chatham Investment Fund III QP, LLC, accruing interest at the LIBOR rate plus 9.00%, monthly principal payments of $83,333 beginning March 2011, with the balance due on the third anniversary of the closing date of September 23, 2012, net of unamortized discount of $1,198,023 and $1,684,699, respectively. (STN acquisition)	6,063,261	5,820,507
Secured notes payable to Enterprise Fleet Services, accruing interest at 5% per annum, with monthly payments of $4,941, with various maturities ranging from August 2010 through May 2012. Notes were reclassified as operating leases as of June 30, 2010. These leases are secured by vehicles.	—	11,446
Secured notes payable to NEC Financial Services, accruing interest at 11.25% with monthly payments of $1,128, with a maturity date of February 25, 2011. Note is secured by testing equipment.	23,287	24,484

Total long term debt	7,018,604	8,430,592
Less current portion	(943,135)	(8,413,200)

Long term portion	$6,075,469	$17,392

     Principal maturities of long-term debt as of June 30, 2010 are as follows:

Years Ending December 31,	Gross
2010	$943,135
2011	841,947
2012	6,431,545

8,216,627
Less: Unamortized discounts	(1,198,023)

Net of discounts	$7,018,604

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 6 —Long Term Debt (Continued)
Change in unamortized discount and loan costs of the Note —
For the six months ended June 30, 2010, the discount on the above notes changed due to amortization of discounts in connection with the notes. The total discount on the notes changed from $8,338,342 at inception to $1,198,023 at June 30, 2010. Unamortized discounts recorded in amortization expense were $486,676 and $486,676 for the six months ended June 30, 2010 and 2009, respectively. In addition to the amortization of discounts in connection with the notes as discussed above, amortization expense also included amortization of intangible assets which totaled $0 and $506,711 for the six months ended June 30, 2010 and 2009, respectively.
Note 7 — Commitments and Contingencies
Leases
Effective September 26, 2007, the Company assumed current operating leases for the three offices leased by USVD. On October 15, 2007, the Company entered into a 60 month lease for its headquarters in Clearwater, Florida effective December 1, 2007. On June 15, 2009, the Company entered into a new lease for its Sacramento operations for 28 months under a lease classified as an operating lease. On September 7, 2009 the Company extended the lease for its San Diego operations for 60 months under a lease classified as an operating lease. Effective June 6, 2010, the Company renewed its lease in Austin, Texas for 36 months under a lease classified as an operating lease. Minimum lease obligations for the years ending December 31st are as follows:

2010 (remainder)	$229,375
2011	371,913
2012	339,537
2013	101,659
2014	48,236
Rental expense for operating leases for the three months ended June 30, 2010 and 2009, was approximately $78,000 and $164,000, respectively. Rental expense for operating leases for the six months ended June 30, 2010 and 2009, was approximately $315,000 and $340,000, respectively.
Liquidated Damages Under Registration Payment Arrangements
The Company has accrued $154,400 which is included in other current liabilities in the accompanying consolidated balance sheets for June 30, 2010 and December 31, 2009 related to expected liquidated damages that will be paid in cash or by issuance of additional common shares or warrants for common shares under various registration rights agreements related to common shares, conversion rights and warrants for preferred shares.

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
However, USVD’s first quarter 2009 decreased earnings were offset by increased earnings provided by STN. as well as increased earnings at USVD in the months subsequent to the departure of Messrs. Fischer and Diamond under the direction of Brookside Technology Holdings Corp’s management and other existing USVD and STN senior managers, discussed further under “Business” and “Management’s Discussion and Analysis.” However, while the Company may have this offset from these combined earnings, Messrs. Fischer’s and Diamond’s earn-outs were to be based solely on USVD’s EBITDA. Given USVD’s performance under Messrs. Fischer’s and Diamond’s stewardship prior to May 12, 2009, it is presently unclear whether they would have earned any future earn-out payments subsequent to their alleged constructive terminations.
In addition to their alleged constructive termination, Messrs. Fischer and Diamond claim that their Restrictive Covenant Agreement entered into as part of their Employment Agreements signed with the Company at the time of the USVD acquisition are now null and void and that, accordingly, they are free to compete with the Company and USVD, and to solicit USVD employees. Subsequent to the departures of Messrs. Fischer and Diamond, on May 26, 2009, several USVD employees, mostly sales personnel, entered the USVD premises unescorted and removed Company and personal belongings in connection with their resignations from USVD and their new employment with a new company, which is owned by Messrs. Fischer and Diamond and/or some of their family members, either directly or indirectly.
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
Note 8 — Related Party Transactions
The Company has notes payable to officers and shareholders of the Company. The balance of these notes payable was $864,444 and $964,927 at June 30, 2010 and December 31, 2009, respectively. These notes consist of (i) a note payable to executive officer and shareholder in the amount of $14,444 and $16,945 at June 30, 2010 and December 31, 2009, respectively, unsecured, accruing interest at 7% per annum, with monthly payments of $968, due September 1, 2010 (ii) a note payable to shareholder in the amount of $0 and $97,982 at June 30, 2010 and December 31, 2009, respectively, unsecured, accruing interest at 7% per annum, with monthly payments of $6,432, balance paid in full on April 12, 2010 and (iii) a note payable to shareholders in the amount of $850,000 at June 30, 2010 and December 31, 2009, unsecured, accruing interest at 0% per annum, due in installments over three years with a maturity date of September 26, 2009, currently in litigation (see Note 7 — Commitments and Contingencies — Litigation.

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
The conversion price of the preferred stock and the exercise price of the warrants are subject to adjustment in certain instances, including the issuance by the Company of securities with a lower conversion or exercise price, which occurred as part of the USVD financings and STN financings and acquisition. The Series A Stock has voting rights equivalent to the 1,784,379,900 shares of common stock into which it can convert. The Series A stockholders also must approve any change to the Company’s Articles of Incorporation.
On July 3, 2008, the Company entered into a Securities Purchase Agreement (the “Vicis Agreement”) with Vicis Capital Master Fund, a sub-trust of Vicis Capital Series Master Trust (“Vicis”), pursuant to which Vicis acquired (a) 2,500,000 shares of Series A Stock; and (b) a warrant to purchase 250,000,000 shares of common stock of the Company at $0.03 per share (the “Exercise Price”), for an aggregate purchase price of $2,500,000 (“Vicis Equity Infusion”). The warrant included a put provision inherent in the redemption provision included in the warrant agreements and recorded at issuance as a liability for “Derivative financial instruments at fair value” on the Company’s balance sheet in accordance with the current authoritative guidance. The Company is required to adjust the carrying value of the above warrant to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. In valuing the above warrant, the Company used the Black-Scholes model. The warrant included a redemption right, payable in cash upon the future occurrence of a change in control. As such, the Company recorded a derivative financial instrument at fair value of $2,162,879 in connection with this transaction.
Effective June 1, 2009, the Company entered into a Securities Purchase Agreement with Vicis Capital Master Fund, a sub-trust of Vicis Capital Series Master Trust, and the Company’s largest preferred stockholder (“Vicis”), pursuant to which Vicis invested an additional $1,000,000 in the Company and the Company issued to Vicis 1,000,000 shares of the Company’s Series A Stock and a warrant to purchase 100,000,000 shares of Common Stock at an exercise price of $0.01 per share. Pursuant to this event, all the outstanding warrants have been re-priced to $0.01 and all conversion prices on the Series A Stock have been reduced to $0.01. The warrant included a put provision inherent in the redemption provision included in the warrant agreements and recorded at issuance as a liability for “Derivative financial instruments at fair value” on the Company’s balance sheet in accordance with the current authoritative guidance. In accordance with provisions of the authoritative guidance, the Company is required to adjust the carrying value of the above warrant to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. In valuing the above warrant, the Company used the Black-Scholes model. The warrant included a redemption right, payable in cash upon the future occurrence of a change in control. As such, the Company recorded a derivative financial instrument at fair value of $898,756 in connection with this transaction.
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

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 9 — Series A 8% Convertible Preferred Stock (continued)
In June 2009, the Company evaluated the issuance of 5,500,000 shares of Series A Stock for $5,500,000 ($2,500,000 in cash and $3,000,000 in reclassification of principal on the Series B Stock to Series A Stock) and 250,000,0000 warrants to purchase common stock and assigned the values to the Series A Stock and the warrants based on the relative fair values. The warrants were valued using the Black-Scholes valuation model, 0.0% dividend yield, a risk free rate of return of 4.21%, volatility of 181.04% and a five year term. The Company considered the effect of a beneficial conversion feature of the Series A Stock issued and the conversion of the Series B Stock to Series A Stock. The Company has attributed no beneficial conversion feature to the Series A Stock because the fair value of the warrants issued was recorded as a derivative liability. The carrying value of the Series A Stock was reduced to zero. Since the redemption requirement of the Series A Stock is contingent on the occurrence of future events, the Company is not accreting the carrying value of the Series A Stock to redemption value and will not do so until the occurrence of any one of those future events becomes probable.
On April 12, 2010, Vicis Capital Master Fund, a sub-trust of Vicis Capital Series Master Trust, and the Company’s largest preferred shareholder (“Vicis”), invested an additional $3 million in equity and converted its subordinated promissory note, in the original principal amount of $1.5 million plus accrued interest of $237,083, into 4,737,083 shares of Series A convertible preferred stock of the Company and a warrant to purchase 473,708,300 shares of common stock at an exercise price of $0.01 per share. The warrant includes a redemption right, payable in cash upon the future occurrence of a change in control. The warrant also includes a put provision inherent in the redemption provision; therefore, the warrant was recorded at issuance as a liability for “Derivative financial instruments at fair value” in the amount of $4,290,875 on the Company’s balance sheet in accordance with the current authoritative guidance. The Company is required to adjust the carrying value of the above warrant to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. In valuing the above warrant, the Company used the Black-Scholes model. As such, the Company recorded a derivative financial instrument at fair value of $4,290,875 in connection with this transaction in April 2010.
Note 10 — Cost of Sales
For the periods ended June 30, 2010 and 2009, costs of sales consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Equipment costs	$1,649,098	$1,178,861	$2,552,138	$2,938,072
Contract labor	8,362	18,610	10,962	24,225
Software assurance	161,990	—	161,990	—
Direct labor	153,473	328,881	657,114	663,820
Sales commissions and selling costs	232,544	132,779	354,613	261,173
Lite warranty costs	20,150	24,101	43,579	55,020
Other costs	18,801	13,320	24,685	30,422

	$2,244,418	$1,696,552	$3,805,081	$3,972,732

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 11 — Employee Benefit Plan
USVD, the Company’s subsidiary, has a 401(k) profit sharing plan (the Plan) and other employee health and benefit plans. The Plan allows all eligible employees to defer a portion of their income on a pretax basis through contributions to the Plan.
The Company has made 401(k) matching contributions of $9,429 and $21,830 for the three months ended June 30, 2010 and 2009, respectively. The Company has made 401(k) matching contributions of $19,354 and $53,397 for the six months ended June 30, 2010 and 2009, respectively.
The Company provides group health and other benefits to its employees through plans that cover all employees that elect to be covered. The Company’s share of group health care costs was approximately $127,000 and $155,000 for the three months ended June 30, 2010 and 2009, respectively, and such amounts have been included in employee compensation and benefits expense. The Company’s share of group health care costs was approximately $239,000 and $302,000 for the six months ended June 30, 2010 and 2009, respectively, and such amounts have been included in employee compensation and benefits expense.
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
The Company recognized $26,718 and $7,420 compensation expense for options for the three months ended June 30, 2010 and 2009, respectively. The Company recognized $49,075 and $24,364 compensation expense for options for the six months ended June 30, 2010 and 2009, respectively.
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

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 12 — Stock-Based Compensation (continued)
A summary of the changes in the total stock options outstanding during the six months ended June 30, 2010 follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2009	21,200,000	$0.03
Granted during 2010	10,560,000	$0.01
Forfeited or expired	(20,000)	$0.01
Exercised	—	—

Outstanding at June 30, 2010	31,740,000	$0.02
Vested and exercisable at June 30, 2010	19,037,083	$0.03

The weighted average remaining term of the options is approximately 8.8 years at June 30, 2010. Options issued in 2010 had an exercise price of $0.01 per share. The grant date fair value for 2010 options was $0.01 per share. At June 30, 2010, there was approximately $199,000 of total unrecognized compensation cost related to non-vested stock option awards that are expected to be recognized over a period of 2 years. The Company has stock options outstanding with an intrinsic value of $185,667 at June 30, 2010. The options vest as follows:

Number of Shares	Year Vested
3,570,282	2010 (Remainder)
4,807,231	2011
3,594,731	2012
730,673	2013
Valuation Assumptions
The Company estimates the forfeiture rate based on past turnover data. The rate used in the three and six months ended June 30, 2010 and 2009 was minimal. Forfeiture rate is the estimated percentage of options granted that are expected to be forfeited or cancelled on an annual basis before becoming fully vested.
There were no options granted during the three months ended June 30, 2010 and 2009.

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 12 — Stock-Based Compensation (continued)
The stock based compensation expense under ASC 718 that has been reported in the consolidated statements of operations is as follows:

	Six Months Ended June 30,
	2010	2009
Stock-based compensation expense by caption:
Cost of sales	$—	$—
Selling, general and administrative	49,075	24,364

Total stock-based compensation expense	$49,075	$24,364

For stock subject to vesting, the Company utilized the “straight-line” method for allocating compensation cost by period.
Note 13 — Warrants
Warrants
The following is a summary of the warrants outstanding as of June 30, 2010.

	Outstanding	Exercise Price
Series B	318,041,815	$0.01
Series C	5,329,534	$0.01
Series D **	306,880,000	$0.01
Series E	61,273,835	$0.01
Series F	350,000,000	$0.01
Series G	473,083,300	$0.01
Chatham	506,906,835	$0.01

Total warrants	2,022,140,319

**	Includes 1,080,000 penalty warrants.
No warrants were exercised during the six months ended June 30, 2010 and 2009.
A total of 152,106,955 Series A Warrants expired during the six months ended June 30, 2010.
Note 14 — Goodwill and Purchased Intangible Assets
(a) Goodwill
The following table presents the goodwill allocated to the Company’s reportable segments as of and during the six months ended June 30, 2010 and December 31, 2009:

	Balance at		Balance at
	Dec. 31, 2009	Impairment	June 30, 2010
USVD	$8,204,318	$—	$8,204,318
STN	3,454,936	—	3,454,936

Total	$11,659,254	$—	$11,659,254

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 14 — Goodwill and Purchased Intangible Assets (continued)
(b) Purchased Intangible Assets
Intangible assets represent amounts acquired in the acquisitions of USVD and STN and were fully amortized as of June 30, 2010 and December 31, 2009.
Amortization expense related to these intangible assets was $0 and $273,000 for the three months ended June 30, 2010 and 2009, respectively. Amortization expense related to these intangible assets was $0 and $498,000 for the six months ended June 30, 2010 and 2009, respectively. Amortization expense is included in amortization expense of loan discount and intangibles in the accompanying unaudited condensed consolidated statements of operations.
Note 15 — Derivative Financial Instruments at Fair Value
The Company issued the following warrants in conjunction with various financing related activities:

	2007 Original
	Series A		2008 Vicis	2009 Vicis	2010 Vicis
	Shareholders	Hilco	Financing	Financing	Financing
Financing	$1,280,237	$6,000,000	$5,500,000	$1,000,000	$4,737,083

Total number of warrants	475,478,304	61,273,872	250,000,000	100,000,000	473,083,300
Exercise Price	$.01	$0.137	$0.03	$0.01	$0.01
Term of warrants (years)	3-5	5	5	5	5
Debt issuance costs	$554,996	$1,659,773	$—	$—	$—
Face value of debt/equity	$2,141,990	$4,340,227	$5,500,000	$1,000,000	$4,737,083
Fair value of derivative at Inception	$2,886,233	$18,008,466	$9,656,069	$1,925,571	$4,290,875
Financing expense recorded	$2,886,233	$12,348,466	$4,156,069	$925,571	$4,290,875

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

	2009
	3/31/09	6/30/09	9/30/09	12/31/09

Derivative financial instrument at opening balance sheet date	$12,016,463	$11,338,561	$7,512,529	3,619,902
Fair value of new derivative During the period	—	1,925,571	—	2,886,233
Change in estimated fair market Value of derivative financial Instrument	(677,902)	(5,751,603)	(3,892,627)	(68,588)

Derivative financial instrument at closing balance sheet date	$11,338,561	$7,512,529	$3,619,902	$6,437,547

	3/31/10	6/30/10
Derivative financial instrument at opening balance sheet date	$6,437,547	$6,269,909
Fair value of new derivative during the Period	—	4,290,875
Change in estimated fair market Value of derivative financial instrument	(167,639)	(622,657)

Derivative financial instrument at Closing balance sheet date	$6,269,909	$9,938,127

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

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 16 — Segment Information
The Company conducts business nationally and is primarily managed on a geographic basis through its three primary wholly-owned subsidiaries. The Company’s management makes financial decisions and allocates resources based on the information it receives from its internal management system. Sales are attributed to either STN, USVD or BTP based on the order placement. Based on the Company’s organization, the Company operates in three business segments: STN, USVD and BTP/BKSD. STN is headquartered in Huntington Beach, California, and has offices in Sacramento and San Diego. USVD is headquartered in Louisville, Kentucky, and serves the Kentucky and Southern Indiana markets, operating out of offices in Louisville, Lexington and Indianapolis. BTP is located in Austin, Texas and BKSD, the Company’s corporate office, is headquartered in Clearwater, Florida.
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 3). Information about the Company’s segments is as follows (in thousands):
Three months ended June 30, 2010:

		Income (loss)	Fixed
	Revenue	before income taxes	Assets
STN	$2,447	$271	$62
USVD	2,655	42	138
BTP/BKSD	803	(4,542)	58

	$4,905	$(4,229)	$258

Three months ended June 30, 2009:

		Income (loss)	Fixed
	Revenue	before income taxes	Assets
STN	$2,096	$197	$65
USVD	2,043	302	264
BTP/BKSD	405	3,295	82

	$4,544	$(650)	$411

Brookside Technology Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 16 — Segment Information (continued)
Six months ended June 30, 2010:

		Income (loss)	Fixed
	Revenue	before income taxes	Assets
STN	$3,930	$(45)	$62
USVD	3,630	59	138
BTP/BKSD	1,017	(5,556)	59

	$8,577	$(5,542)	$259

Six months ended June 30, 2009:

		Income (loss)	Fixed
	Revenue	before income taxes	Assets
STN	$4,282	$348	$65
USVD	4,652	362	264
BTP/BKSD	611	2,434	82

	$9,545	$3,144	$411

Other Segment Information
The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of June 30, 2010 and December 31, 2009 are all located in the U.S. For the six months ended June 30, 2010 and 2009, no single customer accounted for 10% or more of the Company’s net sales.
Note 17 — Subsequent Events
No significant subsequent events have occurred subsequent to the balance sheet date that require disclosure.

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
Collectively, the subsidiary companies are providers of converged business communications products and services from Mitel, Nortel and NEC. We are the 2nd largest MITEL dealer in the United States, and are recognized by Mitel as a Platinum ELITE Partner. We combine technical expertise in a range of communications products, including IP-enabled platforms, wired and wireless IP and digital endpoints and leading edge communications applications to create converged voice, video and data networks that help businesses increase efficiency and optimize revenue opportunities, critical for success in today’s competitive business environment. We specialize in selling, designing, analyzing and implementing converged Voice over IP (VoIP), data and wireless business communications systems and solutions for commercial and state/government organizations of all types and sizes in the United States, and we have offices throughout the United States that provide a national footprint. Headquartered in Huntington Beach, California, STN has offices in the Sacramento, and San Diego. Headquartered in Austin, Texas, Brookside Technology Partners serves the Texas market. Headquartered in Louisville, Kentucky, USVD serves the Kentucky and Southern Indiana markets, operating out of offices in Louisville, Lexington and Indianapolis. Combined, new implementations represent approximately 70% of our revenues with the remaining 30% generated by service, support, maintenance and other recurring revenues from our existing customer base.
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

Increase in Authorized Shares
On November 19, 2009, shareholders representing a voting majority of our shares executed and delivered to us written consents in lieu of a meeting approving an increase in our authorized shares of common stock from one billion (1,000,000,000) shares to ten billion (10,000,000,000) shares.
RECENT DEVELOPMENTS
Recent Financings
Effective June 1, 2009, we entered into a Securities Purchase Agreement with Vicis, pursuant to which Vicis invested an additional $1,000,000 in the Company and we issued to Vicis 1,000,000 shares of our Series A Stock and a warrant to purchase 100,000,000 shares of common stock at an exercise price of $0.01 per share. The warrant included a put provision inherent in the redemption provision included in the warrant agreements and recorded at issuance as a liability for “Derivative financial instruments at fair value” on our balance sheet in accordance with the current authoritative guidance. We are required to adjust the carrying value of the above warrant to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. In valuing the above warrant, we used the Black-Scholes model. The warrant included a redemption right, payable in cash upon the future occurrence of a change in control. As such, we recorded a derivative financial instrument at fair value of $898,756 in connection with this transaction.
Additionally, effective April 12, 2010, we entered into a Securities Purchase Agreement with Vicis, pursuant to which Vicis invested an additional $3,000,000 in the Company and we issued to Vicis 3,000,000 shares of our Series A Stock and a warrant to purchase 300,000,000 shares of Common Stock at an exercise price of $0.01 per share. The warrant included a put provision inherent in the redemption provision included in the warrant agreements and recorded at issuance as a liability for “Derivative financial instruments at fair value” on our balance sheet in accordance with the current authoritative guidance. We are required to adjust the carrying value of the above warrant to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other expense or income. In valuing the above warrant, we used the Black-Scholes model. The warrant included a redemption right, payable in cash upon the future occurrence of a change in control. As such, we recorded a derivative financial instrument at fair value of $4,290,875 in connection with this transaction in April 2010.
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
Revenues, Cost of Sales and Gross Margins
Total revenues from operations for the three months ended June 30, 2010 were $4,904,638 compared to $4,544,051 reported for the same period in 2009, an increase of $360,587 or 7.9%. This increase in revenues is primarily due to the increased sales activity experienced in all of our subsidiary entities in 2010 versus the comparable period in 2009. This is due primarily due to an increase in new equipment sales in the second quarter of 2010.
Total revenues from operations for the six months ended June 30, 2010 were $8,576,713 compared to $9,545,350 reported for the same period in 2009, a decrease of $968,637 or 10.1%. This decrease in revenues is primarily due to the decreased sales activity experienced in all of our subsidiary entities in the first quarter of 2010 versus the comparable period in 2009. This is primarily due to general market and economic conditions being unfavorable in the first quarter of 2010. This decrease was partially offset by the second quarter increase in revenues discussed above of $360,587 in 2010 versus 2009.
Cost of sales was $2,244,418 for the three months ended June 30, 2010 compared to $1,696,552 reported for the same period in 2009, an increase of $547,866 or 32.43%. Total cost of sales increased due to increased revenues discussed above. As a percentage of sales, cost of sales was 45.8% and 37.3% for the three months ended June 30, 2010 and 2009, respectively. The increase in the cost of sales as a percentage of revenue is due primarily to the recognized revenue on some specifically large deals, which totaled approximately $912,000 for the reporting period in 2010, which had a lower profit margin in 2010 versus

2009. This lower profit is due to the significant amount of new equipment involved, which as a mix of total revenue which includes hardware, software and annual labor maintenance, has a lower gross margin.
Cost of sales was $3,805,081 for the six months ended June 30, 2010 compared to $3,972,732 reported for the same period in 2009, an decrease of $167,651 or 4.2%. As a percentage of sales, cost of sales was 45.8% and 37.3% for the six months ended June 30, 2010 and 2009, respectively. Total cost of sales decreased due to decreased revenues discussed above. The increase in the cost of sales as a percentage of revenue is due primarily to the recognized revenue on some specifically large deals, which totaled approximately $948,000 for the reporting period in 2010, which had a lower profit margin in 2010 versus 2009. This lower profit is due to the significant amount of new equipment involved, which as a mix of total revenue which includes hardware, software and annual labor maintenance, has a lower gross margin.
Gross margin was $2,660,220 or 54.2% as a percentage of revenue for the three months ended June 30, 2010 compared to $2,847,499 or 62.7% as a percentage of revenue reported for the same period in 2009. The decrease in the gross margin as a percentage of revenue is due primarily to the recognized revenue on some specifically large deals, which totaled approximately $912,000 for the reporting period in 2010, which had a lower profit margin in 2010 versus 2009. This lower profit is due to the significant amount of new equipment involved, which as a mix of total revenue which includes hardware, software and annual labor maintenance, has a lower gross margin.
Gross margin was $4,771,632 or 55.6% as a percentage of revenue for the six months ended June 30, 2010 compared to $5,572,618 or 58.4% as a percentage of revenue reported for the same period in 2009. The decrease in the gross margin as a percentage of revenue is due primarily to the recognized revenue on some specifically large deals, which totaled approximately $948,000 for the reporting period in 2010, which had a lower profit margin in 2010 versus 2009.
General and Administrative Expenses
General and administrative expenses were $2,702,550 and $2,840,295 for the three months ended June 30, 2010 and 2009, respectively, representing a decrease of $137,745. The decrease in 2010 was primarily due to organizational sizing and direct cost cutting to reduce general and administrative expenses. Our management continues to evaluate expenses in line with revenues to determine additional cost cutting.
General and administrative expenses were $5,547,464 and $5,950,392 for the six months ended June 30, 2010 and 2009, respectively, representing a decrease of $402,928. The decrease in 2010 was primarily due to organizational sizing and direct cost cutting to reduce general and administrative expenses. Our management continues to evaluate expenses in line with revenues to determine additional cost cutting.
Rental expense for operating leases for the three months ended June 30, 2010 and 2009 was $77,760 and $164,122 respectively, representing a decrease of $86,362. The decrease is primarily due to renewing our San Diego, Sacramento and Austin, TX leases at reduced lease rates.
Rental expense for operating leases for the six months ended June 30, 2010 and 2009 was $314,509 and $339,635 respectively, representing a decrease of $25,126. The decrease is primarily due to renewing our San Diego, Sacramento and Austin, TX leases at reduced lease rates.
Amortization Expense
We recognized $243,338 and $516,713 of amortization expense for the three months ending June 30, 2010 and 2009, respectively. This represented a decrease of $273,375. The decrease is due primarily to the full amortization in 2009 of customer contracts purchased with the STN acquisition and classified as intangible assets.
We recognized $486,676 and $993,387 of amortization expense for the six months ending June 30, 2010 and 2009, respectively. This represented a decrease of $506,711. The decrease is due primarily to the full amortization in 2009 of customer contracts purchased with the STN acquisition and classified as intangible assets.

Interest Expense
Interest expense was $318,158 and $479,446 for the three months ended June 30, 2010 and 2009, respectively. This decrease of $161,288 is due primarily to the full amortization of deferred finance charges in 2009, and a decrease of interest expense charged on the Chatham note payable in 2010 versus 2009 effective April 12, 2010.
Interest expense was $761,139 and $912,255 for the six months ended June 30, 2010 and 2009, respectively. This decrease of $151,116 is due primarily to the full amortization of deferred finance charges in 2009 and a decrease of interest expense charged on the Chatham note payable in 2010 versus 2009 effective April 12, 2010.
Gain on Change in Fair Value of Derivative Financial Instruments
Gain on change in fair market value of derivative financial instruments was $622,656 and $5,751,603 for the three months ended June 30, 2010 and 2009, respectively. This is a decrease in gain of $5,128,947. This is due to the decrease in fair market value of the warrants pursuant to a valuation using the Black-Scholes Model. The fair value of the derivative liability decreased as a result of a decline in the market price of our common stock.
Gain on change in fair market value of derivative financial instruments was $790,295 and $6,429,505 for the six months ended June 30, 2010 and 2009, respectively. This is a decrease in gain of $5,639,210. This is due to the decrease in fair market value of the warrants pursuant to a valuation using the Black-Scholes Model. The fair value of the derivative liability decreased as a result of a decline in the market price of our common stock.
Finance Expense on Derivatives
Finance expense on derivatives was $4,290,875 for the three and six months ended June 30, 2010 and $925,571 for the three and six months ended June 30, 2009, an increase of $3,365,304. On April 12, 2010, we issued 473,083,300 warrants in connection with the Vicis financing which resulted in an expense of $4,290,875 in 2010 and issued 100,000,000 warrants in June 2009 resulting in an expense of $925,571.
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
Based on these assumptions, we calculated the value of goodwill to be $11,659,254. Since the carrying value of goodwill was $16,980,029, an adjustment for impairment of long-lived assets of $5,320,775 was made at December 31, 2009. There was no loss for impairment of goodwill for the six months ended June 30, 2010.
Income Taxes
Provision for income taxes was $160 and $0 for the three months ended June 30, 2010 and 2009, respectively. This expense relates to state income tax due for the three months ended June 30, 2010 and 2009, respectively.
Provision for income taxes was $22,374 and $0 for the six months ended June 30, 2010 and 2009, respectively. This expense relates to state income tax due for the three months ended June 30, 2010 and 2009, respectively.
We file U.S. federal and U.S. state tax returns. For state tax returns, we are generally no longer subject to tax examinations for years prior to 2006. We do not believe we have any significant uncertain tax positions.

Net Income (Loss)
Net income (loss) was ($4,228,779) and $3,793,808 for the three months ended June 30, 2010 and 2009, respectively. This represents an increase in net loss of $8,022,587. This increase in net loss is primarily due a non-cash charge on finance expense on derivatives of $4,290,875 for the three months ended June 30, 2010 versus $925,571 for the comparable period in 2009, the decrease in gain on change in fair value of derivative financial instruments and finance expense on derivatives of $5,128,947, partially offset by the decrease in amortization expense of $273,375 and the decrease in interest expense of $161,288. We may continue to have fluctuations in our net income (loss) due to changes in the fair value of our derivative instruments.
Net income (loss) was ($5,541,995) and $3,143,732 for the six months ended June 30, 2010 and 2009, respectively. This represents an increase in net loss of $8,685,727. This increase in net loss is primarily due a non-cash charge on finance expense on derivatives of $4,290,875 for the six months ended June 30, 2010 versus $925,571 for the comparable period in 2009, the decrease in gain on change in fair value of derivative financial instruments and finance expense on derivatives of $5,639,210, and the decrease in revenues of $968,637 as discussed above, partially offset by the decrease in amortization expense of $506,711 and the decrease in interest expense of $151,116.
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
We had a net loss for the six months ended June 30, 2010 of approximately $5.5 million and have an accumulated deficit of approximately $28.9 million. For the six months ended June 30, 2010, we had net cash used in operations of approximately $1,865,000. Historically, we have relied on borrowings and equity financings to maintain our operations. We believe we have enough cash to operate for the coming year with our cash on hand, cash to be generated from operations and the borrowing availability with our lenders. However, the recent economic downturn could have a material effect on our business operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.
Management is focused on managing costs in line with estimated total revenues for 2010 and beyond, including contingencies for cost reductions if projected revenues are not fully realized. However, there can be no assurance that anticipated revenues will be realized or that we will successfully implement our plans.
The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

1	Six Months Ended June 30
Category	2010	2009
Net cash used in operating activities	$(1,864,664)	(1,032,626)
Net cash provided by investing activities	361,097	874,233
Net cash provided by financing activities	2,558,505	15,546

Net increase (decrease) in cash	$1,054,938	$(142,847)

For the six months ended June 30, 2010 and 2009, we did not have sufficient revenues to cover our incurred expenses. Our management recognizes that we must generate additional resources to enable us to pay our obligations as they come due, and that we must ultimately successfully implement our business plan and achieve profitable operations. We cannot assure you that we will be successful in any of these activities. Should any of these events not occur, our financial condition will be materially adversely affected.
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
We cannot assure you that we will generate sufficient cash flow from operations or obtain additional financing to meet scheduled debt payments. If we fail to make any required payment under the agreements and related documents governing our indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default. We believe we have enough cash to operate for the coming year with our cash on hand, cash to be generated from operations and the borrowing availability with our lenders.
Net Cash Used in Operations
Net cash used in operating activities for the six months ended June 30, 2010 was $1,864,664, compared with net cash used in operating activities of $1,032,626 during the same period for 2009, an increase in the use of cash for operating activities of $832,038 (80.6%). The increase in the use of cash is due to: (i) a decrease in revenue of $968,637, partially offset by a decrease in cost of sales and selling, general and administrative expenses of $167,651 and $402,928, respectively, and (ii) also by a net decrease in components of operating assets and liabilities of $741,495.
Net Cash Provided by Investing Activities
Net cash provided by investing activities was $361,097 and $874,233 for the six months ended June 30, 2010 and 2009, respectively. This represents a decrease of $513,136. This was due to the decrease in net cash generated from restricted cash and cash collateral in the amount of $617,944, partially offset by purchases of fixed assets of 43,174 for fiscal 2009, versus 2010.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $2,558,505 for the six months ended June 30, 2010 and $15,546 for the comparable period in 2009, or an increase of $2,542,959 or 163.6%. This is primarily due to the April 12, 2010 Vicis financing of $3,000,000.
Cash and Cash Equivalents
Our cash and cash equivalents increased the six months ended June 30, 2010 by $1,054,938 (537.1%). As outlined above, the increase in cash and cash equivalents for the current fiscal period was the result of; (i) cash used in operating activities of $1,864,664, (ii) the cash provided by investing activities of $361,097 and (iii) cash provided by financing activities of $2,558,505.
At June 30, 2010, we had a working capital of $449,442, compared with a working capital deficit of $8,427,175 at December 31, 2009, an increase in working capital of $8,876,617. For the six months ended June 30, 2010, overall current assets increased $1,006,186, including increases in cash and cash equivalents, accounts receivable, inventory with decreases in current liabilities of trade payables. Also, current portion of long-term debt decreased $7,470,065 due to the reclassification of the Chatham debt from current to long-term in 2010 as well as the conversion of the $1,500,000 Vicis debt to Series A Stock on April 12, 2010. The increase in cash is the net result of our operating, investing and financing activities outlined above. Our revenue generating activities during the period, as in previous year, have not produced sufficient funds for profitable operations, and we have incurred operating losses for the six months ended June 30, 2010 and the year ended December 31, 2009. Accordingly, we have continued to utilize the cash raised in our financing activities to fund our operations. In addition to raising cash through additional financing activities, we have supplemented, and expect to continue to supplement, our future working capital needs through the extension of trade payables and increases in accrued expenses. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of our future operations.
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
Impairment of Excess of Purchase Price Over Net Assets Acquired. We follow the provisions of ASC 805-10, “Business Combinations” and ASC 350-10, “Goodwill and Other Intangible Assets.” These statements establish financial accounting and reporting standards for acquired goodwill. Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. Pursuant to ASC 350-10, goodwill must be evaluated for impairment and is not amortized. Excess of purchase price over net assets acquired (“goodwill”) represents the excess of acquisition purchase price over the fair value of the net assets acquired. To the extent possible, a portion of the excess purchase price is assigned to identifiable intangible assets. We determine impairment by comparing the fair value of the goodwill, using primarily the undiscounted cash flow method, with the carrying amount of that goodwill. Impairment is tested annually or whenever indicators of impairment arise. Based on a net realizable value analysis as of December 31, 2009, it was determined that the asset was partially impaired and we took an approximately $5.3 million write-off for the impairment of goodwill.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 3.
Item 4T. Controls and Procedures
Disclosure Controls and Procedures
As of June 30, 2010, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted an evaluation of the Company’s disclosure controls and procedures pursuant to in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Certifying Officers determined that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were not effective to ensure that the information is recorded, processed, summarized and reported, to ensure that information required to be disclosed by the Company in the Reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure. Specifically, our controls and processes for recording and monitoring transactions involving financial derivative instruments (i.e., warrants) were limited.
Although the Certifying Officers have determined that our disclosure controls and procedures were not effective, management continues to believe that refinement to our disclosure controls and procedures is an ongoing progress. The Audit Committee believes we should continue the following activities: (a) additional education and professional development for our accounting and other staff on new and existing applicable SEC filing requirements, certain applicable SEC disclosure requirements, and the timing of the filing thereof, and (b) reviewing Regulation S-X and Regulation S-K disclosure requirements, SEC staff guidance and interpretations related thereto. We presently have limited resources, which limits our ability to have thorough management oversight and to fully review control documentation.
Our management believes that the Unaudited Condensed Consolidated Financial Statements included herein present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.
Changes in Internal Control Over Financial Reporting
None

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
In addition to their alleged constructive termination, Messrs. Fischer and Diamond claim that their Restrictive Covenant Agreement entered into as part of their Employment Agreements signed with us at the time of the USVD acquisition are now null and void and that, accordingly, they are free to compete with us and USVD, and to solicit USVD employees. Subsequent to the departures of Messrs. Fischer and Diamond, on May 26, 2009, several USVD employees, mostly sales personnel, entered the USVD premises unescorted and removed Company and personal belongings in connection with their resignations from USVD and their new employment with a new company, which is owned by Messrs. Fischer and Diamond and/or some of their family members, either directly or indirectly.
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

Dated: August 13, 2010